Form 10-Q
period 2022-09-30
Sprott ESG Gold ETF
filed 2022-11-14
CIK 1837824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________ .

 Commission file number: 001-41457

Primary Standard Industrial Classification Code Number: 6221

Sprott ESG Gold ETF

Sponsored by Sprott Asset Management LP

(Exact name of registrant as specified in its charter)

Delaware	86-6647708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Sprott Asset Management USA, Inc.

320 Post Road, Suite 230

Darien, CT 06820

(203) 636-0977

(Address, including Zip Code, and Telephone

Number, including Area Code, of Registrant’s

Principal Executive Offices)

___________________________

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Sprott ESG Gold ETF	SESG	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes    ☒ No

The registrant had 350,000 outstanding shares as of November 1, 2022.

Interim Report to Unitholders

September 30, 2022

Sprott ESG Gold ETF (NYSE Arca: SESG)

Sprott ESG Gold ETF

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Sprott ESG Gold ETF
Index to Unaudited Financial Statements

Documents	Page

Unaudited Statement of Assets and Liabilities	4

Unaudited Schedule of Investment	5

Unaudited Statement of Operations	6

Unaudited Statement of Change in Net Assets	7

Financial Highlights	8

Notes to Unaudited Financial Statements	9

Sprott ESG Gold ETF

Unaudited Statement of Assets and Liabilities

As at September 30, 2022(1)
$
Assets
Investment in gold, at fair value (cost $12,307,341)	11,702,009
Total assets	11,702,009

Liabilities
Sponsor’s fee payable	7,102
Total liabilities	7,102

Net assets	11,694,907

Pricing of Shares
Net assets	$11,694,907
Shares issued and outstanding(2)	350,000
Net asset value per Share	$33.41
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.
(2)	No par value, unlimited amount authorized.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Unaudited Schedule of Investment

As at September 30, 2022(1)

	Ounces	Cost	Fair Value	% of Net Assets
		$	$
Investment in gold	7,000	12,307,341	11,702,009	100.06%
Total investment		12,307,341	11,702,009	100.06%
Liabilities in excess of other assets			(7,102)	(0.06)%
Net Assets			11,694,907	100.00%
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Unaudited Statement of Operations

For the period from July 19 to September 30, 2022(1)
$
Income
Net realized gains (losses) on redemptions and sales of gold bullion	—
Change in unrealized gains (losses) on gold bullion	(605,332)
(605,332)

Expenses
Sponsor’s fee	7,102
Total expenses	7,102
Net income (loss)	(612,434)

Net income (loss) per Share	$(2.11)
Weighted average number of Shares	289,865
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Unaudited Statement of Change in Net Assets

For the period from July 19 to September 30, 2022(1)
$
Operations
Net investment loss	(7,102)
Net realized gains (losses) on redemptions and sales of gold bullion	—
Change in unrealized gains (losses) on gold bullion	(605,332)

Capital Share Transactions
Creation of Shares	8,881,241
Redemption of Shares	—

Net assets
Net assets, beginning of period	3,426,100 (2)
Net assets, end of period	11,694,907
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.
(2)	The amount represents the initial seed creation on July 19, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)

For the period from July 19 to September 30, 2022(1) (unaudited)
$
Net asset value per Share, beginning of period	34.26(2)
Income (loss) from investment operations
Net investment income (loss)(3)	(0.02)
Net realized and unrealized gain (loss)	(0.83)
Net income (loss)	(0.85)
Net asset value per Share, end of period	33.41
Total return, at net asset value(4)	(2.48)%

Ratio to average net assets(5)
Net investment loss	(0.38)%
Expenses	0.38%
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.
(2)	The amount represents the initial seed creation and the NAV at which the initial shares were acquired on July 19, 2022.
(3)	Calculated using the average Shares outstanding method.
(4)	The total return at NAV is based on the change in NAV of a share during the period. An investor’s return and ratios may vary based on the timing of capital transactions. Total return for the period is not annualized.
(5)	Annualized based on the period from August 2, 2022 (commencement of trading) to September 30, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF
Notes to unaudited financial statements

September 30, 2022

1. Organization

The Sprott ESG Gold ETF (the “Trust”) is an exchange-traded fund formed on February 10, 2021, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). The Trust operates pursuant to the Amended and Restated Trust Agreement (the “Trust Agreement”), dated June 2, 2022, between Sprott Asset Management LP (the “Sponsor”), a limited partnership formed under the laws of the Province of Ontario, Canada, pursuant to the Limited Partnerships Act (Ontario), with offices in the United States and Canada, and Delaware Trust Company (the “Trustee”). The Royal Canadian Mint (the “Mint”) is the custodian of the Trust’s gold bullion. The Bank of New York Mellon is the Trust’s cash custodian (the “Cash Custodian”), administrator (the “Administrator”) and transfer agent (the “Transfer Agent”). Sprott Asset Management USA Inc. is the investment adviser (the “Adviser”) of the Trust. Sprott Global Resource Investment Ltd. is the marketing agent (the “Marketing Agent”) of the Trust. The Sponsor, together with the Trustee, the Mint, the Cash Custodian, the Administrator, the Transfer Agent, the Marketing Agent and their respective agents are generally responsible for the administration of the Trust under the provisions of their respective governing agreements.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (“Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust issues shares (the “Shares”), which represent units of equal, fractional undivided beneficial interest in the Trust.

The Trust’s assets are expected to consist primarily of Sprott ESG Approved Gold (“ESG Approved Gold”) that meets certain environmental, social and governance (“ESG”) standards, and on a temporary basis hold unallocated physical gold until additional ESG Approved Gold can be refined by the Mint. In addition, the Cash Custodian may hold cash temporarily received from the sale of gold. The Trust’s investment in gold is carried, for financial statement purposes, at fair value, as required by generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust’s net asset value (“NAV”) is determined by the administrator, in conformity with U.S. GAAP, on each Business Day as of 4:00 p.m., (New York City time) or as soon thereafter as practicable.

The investment objective of the Trust is for the Shares to closely reflect the performance of the price of gold, less the Trust’s expenses and liabilities, through an investment in physical gold bullion that meets certain ESG criteria determined by the Sponsor and on a temporary basis in unallocated gold.

Shares of the Trust are listed on the Exchange under the ticker symbol “SESG”. The market price of the Shares may be different from the NAV per Share. Shares may be purchased from the Trust only by Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). The Trust issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust commenced operations on July 19, 2022 when an Authorized Participant contributed 2,000 ounces of gold. The Trust commenced trading on the Exchange on August 2, 2022. The fiscal year of the Trust is December 31. At contribution, the value of the gold bullion deposited with the Trust was based on a price of $1,713.05 per ounce of gold. The initial Authorized Participant is not affiliated with the Sponsor or the Trustee. These shares represent units of undivided beneficial interests in and ownership of the Trust’s net assets.

Sprott ESG Gold ETF
Notes to unaudited financial statements

September 30, 2022

2. Significant Accounting Policies

In preparing financial statements in conformity with U.S. GAAP, the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of income and expenses reported during the period. Actual results could differ from these estimates.

The following is a summary of significant accounting policies followed by the Trust.

Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that only for financial reporting purposes, the Trust is classified as an Investment Company (as defined in ASC 946). The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The statement of assets and liabilities and schedule of investments at September 30, 2022 and the statement of operations, and of change in net assets for the period from July 19, 2022 to September 30, 2022, have been prepared on behalf of the Trust and are unaudited. In the opinion of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2022 have been made.

Valuation of Gold and Calculation of Net Asset Value

The Trust follows the provisions of ASC 820, Fair Value Measurements. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Administrator will determine the price of the Trust’s investment in gold by utilizing the PM price of gold expressed in U.S. dollars, as published by the LBMA (the “LBMA Gold Price PM”). If there is no LBMA Gold Price PM on any day, the Administrator is authorized to use that day’s LBMA Gold Price AM, or the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. The LBMA Gold Price PM, which is used to value gold by many stakeholders in the securities industry, applies to all forms of gold and does not distinguish between ESG Approved Gold and other gold.

Once the value of the Trust’s investment in gold has been determined, the Administrator subtracts all accrued expenses and liabilities of the Trust from the total value of the Trust’s investment in gold and all other assets of the Trust. The resulting figure is the NAV of the Trust. The Administrator determines the NAV by dividing the NAV of the Trust by the number of Shares outstanding on the day the computation is made.

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are:

Level 1: Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that the Trust has the ability to access at the measurement date;

Level 2: Quoted prices which are not active, or inputs that are observable (either directly or indirectly) for substantially the full term of the asset or liability; and

Sprott ESG Gold ETF
Notes to unaudited financial statements

September 30, 2022

Level 3: Prices, inputs or complex modeling techniques which are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Sponsor categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.

September 30, 2022	Level 1	Level 2	Level 3
	$	$	$
Investment in Gold	11,702,009	—	—
Total	11,702,009	—	—

Expenses and Gain (Loss) Recognition

The Trust pays the Sponsor a fee that will accrue daily at an annualized rate equal to 0.38% of the daily NAV of the Trust, paid monthly in arrears (the “Sponsor’s fee”). The Sponsor’s fee is accrued in and payable in U.S. dollars. The Sponsor’s fee may be paid in cash or in kind in an amount of unallocated gold valued in the same way as such Trust’s gold is valued for purposes of calculating the Trust’s NAV.

In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary administrative and marketing expenses of the Trust, which are the fees and expenses associated with the services provided by the Trustee, the Administrator, the Transfer Agent, the Adviser, the Marketing Agent, and the Mint, any costs associated with researching, establishing and maintaining the ESG Criteria and the diligence of ESG Approved Gold held by the Trust (the “ESG Approved Gold Holdings”), any costs associated with the transfer of gold bullion to or from Authorized Participants in connection with creations and redemptions, the Exchange’s listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal fees and expenses. The Trust will be responsible for fees and expenses that are not contractually assumed by the Sponsor, including taxes and governmental charges, expenses and litigation and indemnification obligations of the Trust.

The Sponsor may from time to time sell gold held by the Trust in such quantity as is necessary to permit payment of the Sponsor’s fee and may also sell gold in such quantities as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor. The Sponsor, from time to time, may waive all or a portion of the Sponsor’s fee in its sole discretion.

The Trust will redeem Shares using unallocated gold. A gain (loss) is recognized based on the difference between the selling price and the average cost of the gold sold or redeemed on the trade date, and such amounts are reported as net realized gain (loss) from investment in gold sold or redeemed. Gold transactions are recorded on the trade date.

Gold Receivable or Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account.

Creations and Redemptions of Shares

The Trust issues and redeems in one or more blocks of 50,000 shares (a block of 50,000 shares is called a “Creation Unit”). The purchase and redemption of Creation Units will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Creation Units being created or redeemed, at prices that will reflect the price of gold and the trading price of the Shares on Exchange at the time of the offer. Except when aggregated in Creation Units, the Shares are not redeemable securities.

Sprott ESG Gold ETF
Notes to unaudited financial statements

September 30, 2022

Creation Units are only issued or redeemed on a day that the Exchange is open for regular trading in exchange for an amount of gold determined by the Administrator. Because ESG Approved Gold for Creation Units can be sourced by the Mint only from a limited number of suppliers, from time-to-time the supply of ESG Approved Gold may not be sufficient to fill all orders for purchases of Creation Units. Orders to create and redeem Creation Units may be placed only by Authorized Participants.

Changes in the Shares for the period from July 19, 2022 to September 30, 2022 are:

	Shares	Amount
		$
Balance at July 19, 2022*	100,000	3,426,100
Creation of Shares	250,000	8,881,241
Redemption of Shares	—	—
Balance at September 30, 2022	350,000	12,307,341
*	The Trust’s operations commenced on July 19, 2022.

Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Transfer Agent will report the Trust’s income, expenses, gains, and losses to the Internal Revenue Service on that basis. At September 30, 2022, there was no “flow through” to the Shareholders.

3. Investment in Gold

The following represents the changes in fine ounces of gold and the respective fair value for the period from July 19, 2022 to September 30, 2022:

	Ounces	Amount
		$
Balance at July 19, 2022*	2,000	3,426,100
Gold contributed for the subscription of Shares	5,000	8,881,241
Gold distributed for the redemption of Shares	—	—
Gold sold to pay expenses	—	—
Net realized gain (loss) from investment in gold sold to pay expenses	—	—
Net change in unrealized appreciation (depreciation) on investment in gold	—	(605,332)
Balance at September 30, 2022	7,000	11,702,009
*	The Trust’s operations commenced on July 19, 2022.

4. Related Parties

The Sponsor is a related party of the Trust. The Marketing Agent and Adviser are affiliates of the Sponsor. All expenses to the affiliates, the Mint, the Cash Custodian, the Administrator, and the Transfer Agent are paid through the Sponsor’s fee.

The Trust considers the entity of SII Investment LP, a controlled subsidiary of the Sponsor, to be a related party of the Trust. As of September 30, 2022, 282,200 Shares of the Trust were held by the related party.

Sprott ESG Gold ETF
Notes to unaudited financial statements

September 30, 2022

5. Concentration of Risk

The Trust’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold including: (i) global or regional political, economic, or financial events and situations; (ii) interest rates in fiat currencies; (iii) currency exchange rates, including the rates at which gold is priced in exchange and trading venues around the world; (iv) investment and trading activities of large investors, including private and registered trusts, hedge funds and commodity funds, commodity pools, that may invest in gold; (v) changes in economic variables such as economic output and growth, and monetary policies; (vi) changes in global gold supply and demand; and (vii) investor and speculator attitude or confidence towards gold.

In addition, there is no assurance that gold will maintain its long-term value in terms of U.S. dollar value in the future. In the event that the price of gold declines, the value of an investment in the Shares is expected to decline proportionately.

6. Indemnification

The Sponsor and its affiliates, and their respective members, managers, directors, officers, employees, agents and controlling persons, will be indemnified by the Trust and held harmless against any loss, judgment, liability, claim, suit, penalty, tax, cost, amount paid in settlement of any claims sustained by it or expense incurred by it arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Sponsor in furtherance of the administration of the Trust, including any costs and expenses incurred by the Sponsor in defending itself against any claim or liability in its capacity as Sponsor; provided that (i) such loss was not the direct result of gross negligence, bad faith or willful misconduct on the part of the Sponsor, and (ii) any such indemnification will be recoverable only from the assets of the Trust. Any indemnifiable amounts payable to such indemnified persons may be payable in advance or shall be secured by a lien on the Trust.

The Trustee and any of the officers, directors, affiliates, employees and agents of the Trustee shall be indemnified by the Trust and held harmless against any loss, damage, liability (including liability under state or federal securities laws), claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel generally and in connection with its enforcement of its indemnification rights), tax or penalty of any kind and nature whatsoever, to the extent arising out of, imposed upon or asserted at any time against such indemnified person in connection with the execution or delivery of the Trust Agreement, the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that (i) the Trust shall not be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence related to the express duties of the Trustee, and (ii) any such indemnification will be recoverable only from the assets of the Trust. The obligations of the Trust to indemnify such indemnified persons under the Trust Agreement shall survive the resignation or removal of the Trustee and the termination of the Trust Agreement. Any indemnifiable amounts payable to such indemnified persons may be payable in advance or shall be secured by a lien on the Trust.

7. Subsequent Events

Management has evaluated subsequent events for possible recognition or disclosure in the financial statements through the date the financial statements are issued.

Sprott ESG Gold ETF
September 30, 2022

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Sprott ESG Gold ETF (the “Trust”) is an exchange-traded fund formed on February 10, 2021, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). The Trust operates pursuant to the Amended and Restated Trust Agreement (the “Trust Agreement”), dated June 2, 2022, between Sprott Asset Management LP (the “Sponsor”), a limited partnership formed under the laws of the Province of Ontario, Canada, pursuant to the Limited Partnerships Act (Ontario), with offices in the United States and Canada, and Delaware Trust Company (the “Trustee”). The Royal Canadian Mint (the “Mint”) is the custodian of the Trust’s gold bullion. The Bank of New York Mellon is the Trust’s cash custodian (the “Cash Custodian”), administrator (the “Administrator”) and transfer agent (the “Transfer Agent”). Sprott Asset Management USA Inc. is the investment adviser (the “Adviser”) of the Trust. Sprott Global Resource Investment Ltd. is the marketing agent (the “Marketing Agent”) of the Trust.

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (“Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust issues shares (the “Shares”), which represent units of equal, fractional undivided beneficial interest in the Trust. The Trust’s assets are expected to consist primarily of Sprott ESG Approved Gold (“ESG Approved Gold”) that meets certain environmental, social and governance (“ESG”) standards, and on a temporary basis hold unallocated physical gold until additional ESG Approved Gold can be refined by the Mint. In addition, the Cash Custodian may hold cash temporarily received from the sale of gold. The Trust’s investment in gold is carried, for financial statement purposes, at fair value, as required by generally

Sprott ESG Gold ETF
September 30, 2022

accepted accounting principles in the United States (“U.S. GAAP”). The Trust’s net asset value (“NAV”) is determined by the Administrator, in conformity with U.S. GAAP, on each Business Day as of 4:00 p.m., (New York City time) or as soon thereafter as practicable.

The investment objective of the Trust is for the Shares to closely reflect the performance of the price of gold, less the Trust’s expenses and liabilities, through an investment in physical gold bullion that meets certain ESG criteria determined by the Sponsor and on a temporary basis in unallocated gold.

Shares of the Trust are listed on the Exchange under the ticker symbol “SESG”. The market price of the Shares may be different from the NAV per Share. Shares may be purchased from the Trust only by Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). The Trust issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust commenced operations on July 19, 2022 when an Authorized Participant contributed 2,000 ounces of gold. The Trust commenced trading on the Exchange on August 2, 2022. The fiscal year of the Trust is December 31. At contribution, the value of the gold bullion deposited with the Trust was based on a price of $1,713.05 per ounce of gold. The initial Authorized Participant is not affiliated with the Sponsor or the Trustee. These shares represent units of undivided beneficial interests in and ownership of the Trust’s net assets.

The Trust pays the Sponsor a fee that will accrue daily at an annualized rate equal to 0.38% of the daily NAV of the Trust, paid monthly in arrears (the “Sponsor’s fee”). The Sponsor’s fee is accrued in and payable in U.S. dollars.

Valuation of Gold and Computation of Net Asset Value

The Administrator will determine the price of the Trust’s investment in gold by utilizing the PM price of gold expressed in U.S. dollars, as published by the LBMA (the “LBMA Gold Price PM”). If there is no LBMA Gold Price PM on any day, the Administrator is authorized to use that day’s LBMA Gold Price AM, or the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. The LBMA Gold Price PM, which is used to value gold by many stakeholders in the securities industry, applies to all forms of gold and does not distinguish between ESG Approved Gold and other gold.

Results of Operations

For the period from July 19, 2022 to September 30, 2022, 350,000 Shares (inclusive of 2 Creation Units that were created upon the seeding of the Trust) were issued in exchange for cash that was used to purchase 7,000 fine ounces of gold. The Trust’s NAV per Share ended the period at $33.41 compared to $34.26 at July 19, 2022. The decrease in NAV per Share was due to a lower price of gold of $1,671.75 at period end, which represented a decrease of 2.41% from $1,713.05 at July 19, 2022.

The change in net assets from operations for the period ended September 30, 2022 was $(612,434), which was due to (i) the Sponsor’s fee of $7,102 and (ii) a net realized and unrealized loss of $605,332 from operations, which in turn resulted from a net change in unrealized depreciation on investments in gold bullion of $605,332. Other than the Sponsor’s fee, the Trust had no expenses during the period ended September 30, 2022.

At September 30, 2022, the Custodian held 7,000 ounces of gold on behalf of the Trust in its vault, with a market value of $11,702,009 (cost: $12,307,341) based on the LBMA PM Gold Price at period end.

Sprott ESG Gold ETF
September 30, 2022

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Sponsor’s fee accrues daily at an annualized rate equal to 0.38% of the daily NAV of the Trust and is payable in U.S. dollars monthly in arrears.

The administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw temporary held cash received from the sale of gold, to pay the Trust’s sponsor fees. At September 30, 2022, the Trust did not have a cash balance.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

Daily gold price - July 19, 2022* to September 30, 2022
LBMA PM Gold Price (in USD)
$2,000.00
$1,800.00
$1,600.00
$1,400.00
$1,200.00
$1,000.00
$800.00
$600.00
$400.00
$200.00
$0.00
7/19/2022
7/26/2022
8/2/2022
8/9/2022
8/16/2022
8/23/2022
8/30/2022
9/6/2022
9/13/2022
9/20/2022
9/27/2022

* The trust commenced operations on July 19, 2022.

The average, high, low and end-of-period gold prices for the period from July 19, 2022 through September 30, 2022, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
	$	$		$		$
July 19, 2022 to September 30, 2022	1,725.21	1,796.70	August 11, 2022	1,634.30	September 27, 2022	1,671.75	September 30, 2022

(1)The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

Sprott ESG Gold ETF
September 30, 2022

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a passive investment vehicle. It is not actively managed. The Trust’s investment objective is to closely reflect the price of gold, less the Trust’s liabilities and expenses. Accordingly, fluctuations in the price of gold will affect the value of the Shares. The Trust does not use derivatives or leverage to increase its exposure to gold.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal period that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Sprott ESG Gold ETF
September 30, 2022

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not aware of any existing or pending legal proceedings against it, nor is it involved as a plaintiff in any proceeding or pending litigation.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described in the Trust’s amended and restated prospectus filed on August 2, 2022 (file no. 333-264576) pursuant to Rule 424(b)(3) under the Securities Act (the “Prospectus”) and the other information contained in the Prospectus before making an investment decision. The risks set forth in the Prospectus are not the only ones facing the Trust. Additional risks and uncertainties may exist that could also adversely affect the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 0 Creation Units (comprising 0 Shares) during the period from July 19, 2022 to September 30, 2022. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
$
July 19, 2022 to July 31, 2022	—	—
August 1, 2022 to August 31, 2022	—	—
September 1, 2022 to September 30, 2022	—	—
Total	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

www.sprott.com

Sprott ESG Gold ETF

Exhibit Index

Exhibit No.	Description of Exhibit
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**Filed herewith.

Sprott ESG Gold ETF

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Sprott Asset Management LP
Sponsor of the Trust

By:	/s/ John Ciampaglia*
John Ciampaglia
Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Varinder Bhathal*
Varinder Bhathal
Chief Financial Officer
(serving in the capacity of principal financial officer and principal accounting officer)

Date: November 14, 2022

*The registrant is a trust and the person is signing in his capacity as an officer of Sprott Asset Management LP, the Sponsor of the Registrant.