Form 10-K
period 2022-12-31
Sprott ESG Gold ETF
filed 2023-03-17
CIK 1837824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________.

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

(203) 636-0977

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Sprott ESG Gold ETF	SESG	NYSE Arca, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes   ☐    No  ☒

The aggregate market value of the Fund’s units held by non-affiliates as of September 30, 2022 was $2,265,198.

The registrant had 350,000 outstanding shares as of March 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Annual Report to Unitholders

December 31, 2022

Sprott ESG Gold ETF (NYSE Arca: SESG)

Sprott ESG Gold ETF
December 31, 2022

Part I

Item 1. Business.

Description of the Trust

The Sprott ESG Gold ETF (the “Trust”) is an exchange-traded fund formed on February 10, 2021, as a Delaware statutory trust and trades on the NYSE Arca, Inc. (the “Exchange”). The Trust operates pursuant to the Amended and Restated Trust Agreement (the “Trust Agreement”), dated June 2, 2022, between Sprott Asset Management LP (the “Sponsor”), a limited partnership formed under the laws of the Province of Ontario, Canada, pursuant to the Limited Partnerships Act (Ontario), with the offices in the United States and Canada, and Delaware Trust Company (the “Trustee”). The Royal Canadian Mint (the “Mint”) is the custodian of the Trust’s gold bullion. The Bank of New York Mellon is the Trust’s cash custodian (the “Cash Custodian”), Administrator (the “Administrator”) and transfer agent (the “Transfer Agent”). Sprott Asset Management USA Inc. is the investment adviser (the “Adviser”) of the Trust. Sprott Global Resource Investment Ltd. is the marketing agent (the “Marketing Agent”) of the Trust. The Sponsor, together with the Trustee, the Mint, the Cash Custodian, the Administrator, the Transfer Agent, the Marketing Agent and their respective agents are generally responsible for the administration of the Trust under the provisions of their respective governing agreements.

The shares are neither interests in nor obligations of, and are not guaranteed by, the Sponsors, their directors, officers, or member(s), or any of their affiliates. The Trust issues shares (the “Shares”), which represent units of equal, fractional undivided beneficial interest in the Trust.

The investment objective of the Trust is for the Shares to closely reflect the performance of the price of gold, less the Trust’s expenses and liabilities, through an investment in physical gold bullion that meets certain ESG criteria determined by the Sponsor and on a temporary basis in unallocated gold.

The Trust

The Trust issues Shares, which may be purchased or redeemed on a continuous basis, but only from Authorized Participants in blocks of 50,000 Shares (“Creation Units”). Individual Shares may not be purchased from or redeemed by the Trust. Shareholders that are not Authorized Participants may not purchase or redeem Creation Units from the Trust.

Trust Expenses

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

In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary administrative and marketing expenses of the Trust, which are the fees and expenses associated with the services provided by the Trustee, the Administrator, the Transfer Agent, the Adviser, the Marketing Agent, and the Mint, any costs associated with researching, establishing and maintaining the ESG Criteria and the diligence of ESG Approved Gold held by the Trust (the “ESG Approved Gold Holdings”), any costs associated with the transfer of gold bullion to or from Authorized Participants in connection with creations and redemptions, the Exchange’s listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal fees and expenses. The Trust will be responsible for fees and expenses that are not contractually assumed by the Sponsor, including taxes and governmental charges, expenses, and litigation and indemnification obligations of the Trust.

Sprott ESG Gold ETF
December 31, 2022

The Sponsor may from time to time sell gold held by the Trust in such quantity as is necessary to permit payment of the Sponsor’s fee and may also sell gold in such quantities as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor. The Sponsor, from time to time, may waive all or a portion of the Sponsor’s fee in its sole discretion.

Valuation of Gold and Computation of Net Asset Value

The Trust follows the provisions of ASC 820, Fair Value Measurements. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measure date.

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

Once the value of the Trust’s investment in gold has been determined, the Administrator subtracts all accrued expenses and liabilities of the Trust from the total value of the Trust’s investment in gold and all other assets of the Trust. The resulting amount is the NAV of the Trust. The Administrator determines the NAV by dividing the NAV of the Trust by the number of Shares outstanding on the day the computation is made.

Fiscal Year

The fiscal year of the Trust ends on December 31 of each year. The Sponsor has the continuing right to select an alternate fiscal year.

Applicable Regulations

The Fund does not trade in gold futures contracts on COMEX or on any other futures exchange. Because the Fund does not trade in gold futures contracts on any futures exchange, the Fund is not regulated by the CFTC under the Commodity Exchange Act as a “commodity pool,” and is not operated by a CFTC-regulated commodity pool operator. Investors in the Fund do not receive the regulatory protections afforded to investors in regulated commodity pools, nor may COMEX or any futures exchange enforce its rules with respect to the Fund’s activities. In addition, the Fund is not subject to, and investors in the Fund do not benefit from the protections afforded to investors (i) in gold futures contracts on regulated futures exchanges or (ii) in companies subject to the Investment Company Act of 1940, as amended.

Description of the Shares

Shares issued by the Trust are registered in a book entry system and held in the name of Cede & Co. as nominee at the facilities of Depository Trust Corporation (“DTC”), and one or more global certificates issued by the Trust to DTC will evidence the Shares. Shareholders may hold their Shares through DTC if they are direct participants in DTC (“DTC Participants”) or indirectly through entities (such as broker-dealers) that are DTC Participants. The rights of the Shareholders generally must be exercised by DTC Participants acting on their behalf in accordance with the rules and procedures of DTC. Because the Shares can only be held in book-entry form through DTC and DTC Participants, investors must rely on DTC, DTC Participants and any other financial intermediary through which they hold the Shares to receive the benefits and exercise the rights described in this section. Investors should consult with their broker or financial institution to find out about procedures and requirements for securities held in book-entry form through DTC.

Sprott ESG Gold ETF
December 31, 2022

The Shares are listed on the Exchange and trade under the ticker symbol “SESG”.

Distributions

Shareholders are entitled to distributions in respect of their Shares if, as and when declared by the Trust and upon termination of the Trust. If the Trust is terminated, the Sponsor or Liquidating Trustee, as applicable, will cause any gold then held by the Trust to be liquidated in an orderly fashion. The proceeds of such liquidation, plus any Cash held by the Cash Custodian, less (i) any amounts required to satisfy all outstanding liabilities of the Trust, and (ii) any amounts reserved for the payment of applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor and/or Liquidating Trustee shall determine shall, on a pro rata basis, be distributed to the Shareholders.

Voting Rights

Shareholders take no part in the management or control of the Trust and will have no voting rights with respect to the Trust, except as expressly provided for in the Trust Agreement. The Trust Agreement provides that Shareholders holding at least fifty-one percent (51%) of the outstanding Shares must consent to any material change to the Trust’s investment objective.

Entitlements

The Trust is a trust formed under the laws of the State of Delaware and is not a corporation, and the Shares are different than shares of a corporation. This means that Shareholders will not be entitled to certain statutory entitlements typically associated with being a shareholder of a corporation, such as an entitlement to dividends.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the DSTA specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.”

Notwithstanding the foregoing limitation, Shareholders may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Shareholders who have suffered losses in connection with the purchase or sale of their Shares may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The Sponsor

The Sponsor of the Trust is Sprott Asset Management LP. The Sponsor is a limited partnership formed under the laws of the Province of Ontario, Canada, pursuant to the Limited Partnerships Act (Ontario) by declaration dated September 17, 2008.

The Sponsor has agreed to assume the ordinary administrative and marketing expenses incurred by the Trust, which are the fees and expenses associated with the services provided by the Trustee (in its capacity as trustee of the Trust), the Administrator (in its capacity as Administrator of the Trust), the Transfer Agent (in its capacity as Administrator of the Trust) and the Mint (in its capacity as custodian of the Trust’s physical gold bullion), any expenses charged by the Mint in

Sprott ESG Gold ETF
December 31, 2022

connection with refining ESG Approved Gold, any costs associated with researching, establishing and maintaining the ESG Criteria and the diligence of the Trust’s ESG Approved Gold Holdings and research of ESG Criteria, the Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal fees and expenses.

The Sponsor does not exercise day-to-day oversight over the Trustee, the Administrator, the Transfer Agent or the Mint. Some of the responsibilities of the Sponsor include (i) selecting the Trust’s service providers and, from time to time, engaging additional, successor or replacement service providers, which shall also include negotiating each service provider agreement and related fees on behalf of the Trust, (ii) developing a distribution plan on behalf of the Trust on an initial and ongoing basis, (iii) facilitating registration of the Shares in book-entry form to be held in the name of Cede & Co. at the facilities of DTC, and (iv) performing such other services as the Sponsor believes the Trust may require.

Liability of the Sponsor and Indemnification

The Sponsor is not liable to the Trust, the Trustees or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Gold Bullion or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustees, the Trustees’ counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustees other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the Delaware Trust Statute. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Under the Trust Agreement, the Sponsor has exclusive control of the management of all aspects of the activities of the Trust and the Trustee has only nominal duties and liabilities to the Trust. The Trustee is appointed to serve as the trustee for the sole purpose of satisfying Section 3807(a) of the DSTA which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Trustee is required to execute under the DSTA. To the extent the Trustee has duties (including fiduciary duties) and liabilities to the Trust or the Shareholders under the DSTA, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, a custodian or any other person.

Sprott ESG Gold ETF
December 31, 2022

Limitation on Trustee’s Liability

Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

Under the Trust Agreement, the Sponsor has the exclusive management, authority and control of all aspects of the activities of the Trust. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The existence of a trustee should not be taken as an indication of any additional level of management or supervision over the Trust. The Trust Agreement provides that the management authority with respect to the Trust is vested directly in the Sponsor and that the Trustee is not responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the gold or other assets of the Trust.

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel and fees and expenses incurred in connection with enforcement of indemnification rights hereunder), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that the Trust will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement. The Trust has granted the Trustee a lien against the Trust’s assets as security for any amounts owing to the Trustee under this indemnification provision, which lien is prior to the rights of any Shareholder or the Sponsor.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee shall serve until such time as the Sponsor removes the Trustee or the Trustee resigns and a successor trustee is appointed by the Sponsor in accordance with the terms of the Trust Agreement. The Trustee may resign at any time upon the giving of at least sixty (60) days’ advance written notice to the Sponsor; provided, that such resignation shall not become effective unless and until a successor trustee shall have been appointed by the Sponsor in accordance with the terms of the Trust Agreement. If the Sponsor does not act within such sixty (60) day period, the Trustee may apply to any court of competent jurisdiction for the appointment of a successor trustee at the expense of the Trust.

The Gold Custodian

The Mint serves as custodian of the Trust’s gold and provides inventory information to the Trust through the Sponsor and the Transfer Agent pursuant to the Gold Storage Agreement. The principal office of the Mint is located at 320 Sussex Drive, Ottawa, Ontario, Canada K1A 0G8. The Mint is a Canadian Crown corporation responsible for the minting and distribution of Canada’s circulation coins. An ISO 9001-2000 certified company, the Mint offers a wide range of specialized, high quality coinage products and related services on an international scale.

Sprott ESG Gold ETF
December 31, 2022

The Mint operates pursuant to the Royal Canadian Mint Act (Canada) and is a Canadian Crown corporation. Pursuant to the Royal Canadian Mint Act, the Mint is for all its purposes an agent of His Majesty the King in right of Canada; as such, the Mint’s obligations generally constitute unconditional obligations of the Government of Canada. A Crown corporation may be sued for breach of contract or for wrongdoing in tort where it has acted on its own behalf or on behalf of the Crown. However, a Crown corporation may be entitled to immunity if it acts as agent of the Crown rather than in its own right and on its own behalf. A court or an arbitrator, as applicable, may determine that the Mint may be entitled to immunity of the Crown. Consequently, a Shareholder may not be able to recover for any losses incurred as a result of the Mint’s acting as custodian of the Trust’s gold. See “Risk Factors—Under Canadian law, the Trust and Shareholders may have limited recourse against the Mint”. The Gold Storage Agreement does not establish a principal and agent relationship, partnership or joint venture between the Mint and the Sponsor nor does it establish a contractual relationship between the Mint and the Shareholders.

The Mint is subject to the Access to Information Act (Canada) and is required thereunder to respond within statutory deadlines to any access to information request. In so doing, the Mint will manage any disclosure of records it deems responsive in its control in accordance with the Access to Information Act and will redact commercially sensitive third-party information as permitted by law. The Mint is subject to the Privacy Act (Canada), which is the Canadian federal public sector privacy legislation regarding the collection, use, disclosure and protection of personal information. The Privacy Act requires that the Mint only use personal information for the purposes for which it is collected. The Mint complies with the applicable requirements of the Privacy Act and does not share personal information collected through its due diligence activities with any third party, including but not to limited to, the Sponsor and the Trust.

The Custodian’s Role

The Mint is responsible for receiving and safekeeping the Trust’s gold. The Mint stores the Trust’s gold in its own vaulting facilities, generally in Ontario, Canada, or such other locations where the Mint may maintain vaulting facilities from times to time.

The Mint holds ESG Approved Gold for the account of the Trust on an allocated basis (i.e., numbered gold bars held in the Mint’s nominated vaults are identified in the Mint’s records as belonging to the Trust), except where ESG Approved Gold is held in an unallocated account (collectively, the allocated and unallocated accounts are referred to as the “Gold Account”). Generally, the Mint will also, from time-to-time, on a temporary basis hold unallocated physical gold bullion under the following circumstances: (1) in connection with transfers of gold to settle purchases and sales; (2) until additional ESG Approved Gold can be refined by the Mint; (3) to the extent that the Trust holds gold in an amount less than a whole bar; and (4) in connection with payment of expenses of the Trust. The Sponsor receives daily reports regarding transfers of ESG Approved Gold into and out of the Gold Account. All transfers into and out of the Gold Account can only be made upon receipt of, and in accordance with, instructions given by authorized persons of the Sponsor (on behalf of the Trust) to the appropriate personnel at the Mint. Such instructions may only be given by SWIFT transmission or by such other means (if any) as are specified in the Gold Storage Agreement.

The Mint carries such insurance as it deems appropriate for its businesses and its position as the Trust’s Gold Custodian, and will provide the Sponsor with at least 60 days’ notice of any cancellation or termination of such coverage. The Trust’s ability to recover from the Mint for lost, stolen, destroyed or damaged ESG Approved Gold or unallocated gold for which the Mint is liable pursuant to the terms of the Gold Storage Agreement is not contingent upon the Mint’s ability to claim on its own insurance.

Sprott ESG Gold ETF
December 31, 2022

Potential Liability of the Mint

Except as otherwise provided in the Gold Storage Agreement, the Mint bears all risk of loss, theft, destruction and/or damage to the gold of the Trust delivered to the Mint’s facility (or to be delivered to the Mint’s facility in the event the Mint arranges for the transportation of same) for storage under the Gold Storage Agreement from the time the gold has been taken into the Mint’s possession and control, whether through physical delivery or through a transfer of such gold from a different customer’s account at the Mint, and if the Mint arranges for the transportation of the gold to the Mint’s facility, from the time the Mint’s designated carrier signs a receipt therefor after the gold has been loaded on the collecting vehicle in the Mint’s custody.

Notwithstanding anything to the contrary in the Gold Storage Agreement, the Mint is not liable for any damages, losses (including loss, theft, destruction and/or damage of ESG Approved Gold or unallocated gold), costs and/or expenses and/or for non-performance and/or delays of service caused by or resulting from any of the events described in section 11 of the Gold Storage Agreement, whether suffered directly or indirectly by the Mint.

The Mint’s liability terminates with respect to any gold upon expiration or termination of the Gold Storage Agreement, whether or not the Trust’s gold remains in the Mint’s facility, upon transfer of such gold to a different customer’s account at the Mint, as requested by the Sponsor or Trustee, or upon remittance to the armored transportation service carrier in the event of the removal of any of the gold from the Mint’s facility or a return of gold in accordance with the terms of the Gold Storage Agreement. The Mint is not liable for any special, incidental, consequential, indirect or punitive losses or damages (including lost profits or lost savings), whether or not the Mint had knowledge that such losses or damages might be incurred.

Should the Sponsor discover a loss, theft, damage and/or destruction of the Trust’s gold in the Mint’s custody, care and control, the Sponsor, on behalf of the Trust, must give written notice to the Mint within five (5) Mint Business Days after the discovery of any such loss, theft damage and/or destruction, but, in the case of a discrepancy in the quantity of the Trust’s gold, no later than sixty (60) calendar days after the delivery by the Mint to the Sponsor and the Trustee, on behalf of the Trust, of an inventory statement in which the discrepancy first appears.

Should the Sponsor either (i) fail to give a notice of loss within the period stated in the Gold Storage Agreement with respect to a loss, theft, destruction and/ or damage; or (ii) fail to bring an action, suit and/or proceeding within twelve (12) months from the discovery of a loss, theft destruction and/or damage notwithstanding that a notice of loss has been given in accordance with the Gold Storage Agreement, all claims with respect to such loss, theft, destruction and/or damage shall be deemed to have been waived, and no action, suit and/or other proceeding in relation thereto shall be brought against the Mint.

Conditional upon the Sponsor giving the Mint a notice of loss in accordance with the Gold Storage Agreement where the loss, theft and/or destruction is discovered by the Sponsor, in the event of loss and/or destruction of the Trust’s gold (whether through fraud, theft, negligence or otherwise and regardless of culpability by the Mint) for which the Mint bears the risks of loss, destruction or damage pursuant to the terms of the Gold Storage Agreement, the Mint will either, in its discretion:

(a)as soon as practicable, replace the lost, stolen and/or destroyed gold based on the weight and assay characteristics provided in the Sponsor’s initial delivery notice, as adjusted pursuant to the terms of the Gold Storage Agreement in the event of a discrepancy;

(b)as soon as practicable, compensate the Trust for the monetary value of the lost, stolen and/or destroyed gold based on the weight and assay characteristics provided in the Sponsor’s initial delivery notice, as adjusted pursuant to the terms of the Gold Storage Agreement in the event of a discrepancy, and the market value of the lost, stolen and/or destroyed gold using the LBMA Gold Price PM expressed in U.S. dollars (or, should the LBMA cease to publish the

Sprott ESG Gold ETF
December 31, 2022

price of gold, any other gold spot rate selected by the Mint acting reasonably) on the first (1st) trading day following the discovery by the Mint of said loss, theft and/or destruction, if first discovered by the Mint, or, if first discovered by the Sponsor, the first (1st) trading day following the date the relevant notice of loss was given to the Mint; or

(c)as soon as practicable, replace a portion of the lost, stolen and/or destroyed gold based on the weight and assay characteristics provided in the Sponsor’s initial delivery notice, as adjusted pursuant to the terms of the Gold Storage Agreement in the event of a discrepancy, and compensate the Trust for the monetary value of the lost, stolen and/or destroyed gold based on the weight and assay characteristics provided in the Sponsor’s initial delivery notice, as adjusted pursuant to the terms of the Gold Storage Agreement in the event of a discrepancy, and the market value of the lost, stolen and/or destroyed gold using the LBMA Gold Price PM expressed in U.S. dollars (or, should the LBMA cease to publish the price of gold, any other gold spot rate selected by the Mint acting reasonably) on the first (1st) trading day following the discovery by the Mint of said loss, theft and/or destruction, if first discovered by the Mint, or, if first discovered by the Sponsor, the first (1st) trading day following the date the relevant notice of loss was given to the Mint. See “Overview of the Gold Market - Operation of the Gold Market - London Bullion Market”.

Conditional upon the Sponsor giving the Mint a notice of loss in accordance with the Gold Storage Agreement where the damage is discovered by the Sponsor, in the event of damage to the Trust’s gold for which the Mint bears the risks of loss, theft, destruction or damage as provided pursuant to the terms of the Gold Storage Agreement, the Mint will restore the portion of damaged gold to at least as good as state as it was prior to being so damaged.

Any gold restored by the Mint to the Trust will be ESG Approved Gold.

Modification of the Gold Storage Agreement

The Sponsor, on behalf of the Trust, has the authority to change the custodial arrangement described above including, but not limited to, the appointment of a replacement custodian and/or additional custodians. Either party may terminate the Gold Storage Agreement for convenience, by giving the other party 30 calendar days’ written notice to that effect. In addition, either party (the “Non-Defaulting Party”) may terminate the Gold Storage Agreement by giving written notice to the other party (the “Defaulting Party”) if: (i) the Defaulting Party has committed a breach of its obligations under the Gold Storage Agreement that is not cured within ten (10) Mint Business Days following the Non-Defaulting Party giving written notice to the Defaulting Party of such breach; (ii) the Defaulting Party is dissolved or adjudged bankrupt, or a trustee, receiver or conservator of the Defaulting Party or of its property is appointed, or an application for any of the foregoing is filed; or (iii) the Defaulting Party is in breach of any of its representations or warranties contained in the Gold Storage Agreement.

Obligations of the Mint

The obligations of the Mint include, but are not limited to, maintaining an inventory of the Trust’s ESG Approved Gold stored with the Mint, providing a monthly inventory to the Sponsor, maintaining the Trust’s ESG Approved Gold physically segregated and specifically identified as the Trust’s property, and taking good care, custody and control of the Trust’s gold. The Trust believes that all of these obligations are material and anticipates that the Sponsor, on behalf of the Trust, would terminate the Mint as custodian if the Mint breaches any such obligation and does not cure such breach within ten (10) Mint Business Days of the Sponsor giving written notice to the Mint of such breach.

Verification of ESG Approved Gold Held by the Mint

Following a minimum of two (2) weeks’ prior written notice from the Sponsor, the Sponsor’s and/or the Trust’s authorized employees and representatives, including KPMG LLP (the “Auditor”) will have access to the Mint’s facility for the purpose of performing a physical audit of the gold held in custody. The Mint shall provide the Sponsor with the Mint’s inventory records relating to the Trust’s gold held by the Mint where such a request is made in writing and signed by an authorized

Sprott ESG Gold ETF
December 31, 2022

representative of the Sponsor in accordance with the terms of the Gold Storage Agreement. Said inventory records will contain information enabling the Sponsor to confirm that the Trust’s gold held by the Mint identified as ESG Approved Gold originates from one or more ESG Approved Mines.

Mint’s Fee

The Mint will be compensated out of the Sponsor’s fee for the Mint’s services under the Gold Storage Agreement.

The Cash Custodian

The Bank of New York Mellon serves as the Trust’s Cash Custodian pursuant to the terms and provisions of the Cash Custody Agreement, between the Trust and the Cash Custodian (the “Cash Custody Agreement”).

Duties of the Cash Custodian

Under the Cash Custody Agreement, the Cash Custodian is responsible for maintaining the Cash Account in which the Cash Custodian will hold U.S. dollars in the name of the Trust.

Cash Custodian’s Fee

The Cash Custodian is compensated out of the Sponsor Fee for the Cash Custodian’s services under the Cash Custody Agreement.

The Gold Industry

The Gold Industry and its Participants

Gold is a precious metal with a long history of use as a store of value and a form of currency. The gold sector typically includes participants from: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector.

The mining and producer sector includes mining companies that specialize in gold production, mining companies that produce gold as a by-product of other production (such as copper or silver producers), scrap merchants, and recyclers. The banking sector is composed of bullion banks that provide a variety of services to the gold market and its participants, thereby facilitating interactions between other parties. Services provided by bullion banks include traditional banking products as well as physical gold purchases and sales, hedging and risk management, inventory management for industrial users and consumers, mine financing, and gold deposit and loan instruments. The official sector includes the activities of gold holding countries’ various central banking operations. The investment sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge funds and mutual funds to day traders on futures exchanges and retail level coin collectors. Finally, the manufacturing sector represents all the commercial and industrial users of gold for whom gold is a daily part of their business. The jewellery industry is a large industrial user of gold. Other industrial users of gold include the electronics and dental industries.

The main source of gold supply is through mining production, but it can also be derived from recycling or mobilizing of existing above ground stocks. Gold mining involves the extraction of gold from the earth’s crust, which can be done through various methods such as underground mining or open-pit mining. Once extracted, the gold is processed to produce gold bars or coins, which are sold to investors, central banks, and jewelry manufacturers.

Sprott ESG Gold ETF
December 31, 2022

Demand for gold is driven by its status as a safe-haven asset and a hedge against economic uncertainty and inflation. During times of economic instability or market volatility, demand for gold can increase as investors seek to protect their wealth. In addition, the growth of emerging markets and the middle class in countries like China and India has led to increased demand for gold jewelry which is used for adornment and as an investment. Retail investment and industrial applications represent increasingly important, though relatively small, components of overall demand. Retail investment is measured as customer purchases of bars and coins. Gold bonding wire and gold-plated contacts and connectors are the two most frequent uses of gold in industrial applications.

Gold ownership could help to protect a portfolio from inflation, deflation, stagflation, systemic failure, financial collapse and currency devaluation. Investors may purchase gold because of the view that, unlike other investments, gold’s tangible physical properties, negative correlation to other asset classes and use as an inflation hedge provide a way to reduce the risk of a portfolio. Unlike traditional stocks, bonds and money market instruments, gold is an asset whose price generally is independent of earnings, future growth or promised payments due to its certain physical and tangible properties. These properties allow gold to be converted into other goods and investments, which may provide investors with more immediate liquidity than alternative investments. Unlike paper backed assets, gold cannot be created at will. Many investors also see gold as a store of value in times of uncertainty and market duress because it generally is independent of country, industry and company specific issues.

Notwithstanding the benefits of gold, there are certain trends, events, or uncertainties that could impact investments in gold, including:

•Fluctuations in the gold price: The price of gold can be affected by a number of factors, including changes in demand, supply, and economic conditions, as well as shifts in the US dollar exchange rate.

•Depletion of easily mined gold reserves: As the easiest and cheapest gold reserves are depleted, mining companies are forced to extract gold from more challenging and remote locations, which can increase the cost of production.

•Competition from other investment options: Gold may face competition from other investment options, such as equities, bonds, and real estate, which can impact demand for gold.

•Geopolitical tensions: Geopolitical tensions and conflicts can affect the supply, demand and eventually the price of gold.

•Government policies and regulations: Changes in government policies and regulations, particularly related to mining, can impact the operations of gold mining companies and the supply and demand for gold.

Operation of the Gold Market

The global trade in gold consists of over-the-counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange traded futures and options.

Over-the-Counter Market

The OTC gold market includes spot, forward and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global 24-hour per day market, its main centers are London, New York and Zurich. Thirteen members of the London Bullion Market Association (the “LBMA”), the London based trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market, act as OTC market makers, and most OTC market trades are cleared through London. The LBMA plays an important role in setting OTC gold trading industry standards. The LBMA’s “London Good Delivery Lists” identify approved refiners of gold. In the OTC market, gold that meets the specifications for weight, dimensions, fineness (or purity), identifying marks

Sprott ESG Gold ETF
December 31, 2022

(including the assay stamp of an LBMA-acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA are “London Good Delivery Bars”. A London Good Delivery Bar (typically called a “400 ounce bar”) must contain between 350 and 430 fine troy ounces of gold (1 troy ounce = 31.1034768 grams), be of a minimum fineness (or purity) of 995 parts per 1000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar by the fineness of the bar.

London Bullion Market

Although the market for physical gold is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists”, which are the lists of LBMA accredited smelters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

Twice daily during London trading hours there is a “fix” which provides reference gold prices for that day’s trading. These are referred to as the morning (A.M.) London fix and afternoon (P.M.) London fix. Many long-term contracts will be priced on the basis of either the morning (A.M.) or afternoon (P.M.) London fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The London fix was replaced with a new system operated by ICE Benchmark Administration on April 1, 2015.

Futures Exchanges

The most significant gold futures exchanges are the COMEX, operated by Commodities Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc., and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading metals futures and options and has been trading gold since 1974, while the TOCOM has been trading gold since 1982.

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA, falls under the authority of the United Kingdom’s Financial Services Authority (“FSA”), as provided by the Financial Services and Markets Act 2000 (the “FSM Act”). Under the FSM Act, all U.K.-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls. The FSA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of gold and silver not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

Participants in the U.S. OTC market for gold are generally regulated by their existing market regulators. For example, participating banks are regulated by the banking authorities. In the United States, Congress created the Commodity Futures Trading Commission (the “CFTC”) in 1974 as an independent agency with the mandate to regulate commodity futures and option markets in the United States. The CFTC regulates market participants and has established rules designed to prevent market manipulation, abusive trade practices and fraud. The CFTC requires that any trader holding an open position of more than 100 lots (i.e., 10,000 ounces) in any one contract month on COMEX must declare his or her identity, the nature of his or her business (hedging, speculative, etc.) and the existence and size of his or her positions.

Sprott ESG Gold ETF
December 31, 2022

Market integrity on the TOCOM is preserved by the TOCOM’s authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large- scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker, which is a required certification for a broker that intends to trade in commodities and commodity futures, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry METI. METI establishes the rules for operation of TOCOM and administers the exchange and its members through legal requirements and various supervisory functions.

Creation and Redemption of Shares by Authorized Participants

The Trust issues and redeems Shares on a continuous basis but only in Creation Units of 50,000 Shares. Creation Units are only issued or redeemed on a Business Day, which must be a day that the Exchange is open for regular trading in exchange for an amount of ESG Approved Gold or, in limited circumstances, unallocated gold, determined by the Sponsor.

Only Authorized Participants, which are (i) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (ii) participants in DTC, who have entered into written agreements with the Sponsor and the Trust can deposit ESG Approved Gold and receive Creation Units in exchange. Upon the deposit of the corresponding amount of gold with the Mint, and the payment of the Transfer Agent’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. The Mint will then deliver ESG Approved Gold bars or, on a temporary basis until additional ESG Approved Gold can be refined by the Mint, unallocated gold, to the Trust. The Sponsor and the Transfer Agent maintain a current list of Authorized Participants. ESG Approved Gold must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of ESG Approved Gold bars, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules - Conditions for Listing for Good Delivery Refiners” published by the LBMA and must be sourced from ESG Approved Mines.

Before making a deposit, the Authorized Participant must deliver to the Transfer Agent a written purchase order or submit a purchase order for a specified number of Creation Units through the Transfer Agent’s electronic order entry system, indicating the number of Creation Units it intends to acquire (a “Purchase Order”). The Authorized Participant will be required to maintain an account with the Mint or, if applicable, at an approved gold depositary that contains unallocated gold in an amount at least equal to the amount of ESG Approved Gold required for the number of Creation Units that are part of the Purchase Order or Redemption Order (defined below), as the case may be (the “Basket Gold Amount”). The Transfer Agent will acknowledge the Purchase Order unless it or the Sponsor decides to refuse the deposit as described below under “Requirements for Transfer Agent Actions.” The date that the Transfer Agent confirms a Purchase Order or Redemption Order is the “Order Date.” Purchase Orders received by the Transfer Agent after 3:59:59 p.m. (New York time) on a Business Day will not be accepted and should be resubmitted on the next following Business Day. For purposes of the creation and redemption process, a “Business Day” is defined as any day other than: (i) a Saturday or a Sunday or (ii) a day on which the Exchange is closed for regular trading.

Because ESG Approved Gold for Creation Units can be sourced by the Mint only from a limited number of suppliers, from time-to-time the Mint’s supply of ESG Approved Gold may not be sufficient to fill all Purchase Orders for Creation Units. In such instances, on a temporary basis until additional ESG Approved Gold can be refined by the Mint, the Trust will hold an amount of gold for which insufficient ESG Approved Gold is available in unallocated form held by the Mint. The Mint expects that it will be able to refine additional ESG Approved Gold within approximately five days, subject to availability and certain minimum size requirements. The Mint operates pursuant to the Royal Canadian Mint Act (Canada) and is a Canadian Crown corporation. The Mint is, for all its purposes, an agent of His Majesty in right of Canada and, as such, its obligations constitute unconditional obligations of the Government of Canada.

Sprott ESG Gold ETF
December 31, 2022

In instances where the supply of ESG Approved Gold is sufficient to fill a Purchase Order and the Transfer Agent accepts the Purchase Order, the Transfer Agent will transmit to the Authorized Participant, via facsimile or electronic mail message, no later than 5:30 p.m. (New York time) on the date such Purchase Order is received, or deemed received, a copy of the Purchase Order endorsed “Accepted” by the Transfer Agent and indicating the Basket Gold Amount that the Authorized Participant must instruct the Mint to deliver to the Trust’s account at the Mint in exchange for each Creation Unit. In the case of Purchase Orders submitted via the Transfer Agent’s electronic order system, the Authorized Participant will receive an automated email indicating the acceptance of the Purchase Order and the Purchase Order will be marked “Accepted” in the Transfer Agent’s electronic order system. Prior to the Transfer Agent’s acceptance as specified above, a Purchase Order only represents the Authorized Participant’s unilateral offer to deposit ESG Approved Gold in exchange for Creation Units and has no binding effect upon the Trust, the Transfer Agent, the Mint or any other party.

The Basket Gold Amount necessary for the creation of a Creation Unit changes from day to day. At the creation of the Trust, the initial Basket Gold Amount was 2,000 ounces of ESG Approved Gold. On each day that the Exchange is open for regular trading, the Transfer Agent adjusts the quantity of ESG Approved Gold constituting the Basket Gold Amount as appropriate to reflect sales of ESG Approved Gold, any loss of ESG Approved Gold that may occur, and accrued expenses. The computation is made by the Transfer Agent as promptly as practicable after 4:00 p.m. (New York time). The Transfer Agent determines the Basket Gold Amount for a given day by multiplying the NAV per Share by the number of Shares in each Creation Unit 50,000 and dividing the resulting product by that day’s LBMA Gold Price PM. Fractions of a fine ounce of gold smaller than 0.001 fine ounce are disregarded for purposes of the computation of the Basket Gold Amount. The Basket Gold Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Trust. The Exchange also publishes the Basket Gold Amount determined by the Transfer Agent as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s fee accrues daily at the same rate, in the absence of any extraordinary expenses or liabilities, the amount of ESG Approved Gold by which the Basket Gold Amount decreases each day is predictable. The Transfer Agent intends to make available on each Business Day through the same channels used to disseminate the actual Basket Gold Amount determined by the Transfer Agent as indicated above an indicative Basket Gold Amount for the next Business Day. Authorized Participants may use that indicative Basket Gold Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Mint in respect of Purchase Orders placed by them on such next Business Day and accepted by the Transfer Agent. The agreement entered into with each Authorized Participant provides, however, that once a Purchase Order has been accepted by the Transfer Agent, the Authorized Participant will be required to deposit with the Mint the Basket Gold Amount determined by the Transfer Agent on the effective date of the Purchase Order.

The Sponsor or the Transfer Agent may reject a creation order if:

•The Sponsor or the Transfer Agent determines that the creation order is not in proper form;

•Acceptance or receipt of the creation order would be unlawful in the opinion of Sponsor’s counsel;

•The Sponsor believes that the acceptance or receipt of the creation order would have adverse tax consequences to the Trust or its Shareholders; or

•Circumstances outside the control of the Sponsor or the Transfer Agent make it, for all practical purposes, not feasible to process creations of Creation Units.

The Sponsor will not be liable for the rejection of any creation order.

Sprott ESG Gold ETF
December 31, 2022

The Trust also may not be able to create new Creation Units at any time if there is an insufficient amount of Shares registered in this offering or if another legal or operational impediment to creating new Creation Units arises.

No Shares are issued unless and until the Mint has allocated to the Trust’s account the corresponding amount of gold.

Redemption of Shares; Withdrawal of ESG Approved Gold

Authorized Participants may surrender Creation Units in exchange for the corresponding Basket Gold Amount announced by the Transfer Agent. Upon the surrender of such Shares and the payment of the Transfer Agent’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver to the order of the redeeming Authorized Participant the amount of ESG Approved Gold or unallocated gold corresponding to the redeemed Creation Units. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

Before surrendering Creation Units for redemption, an Authorized Participant must deliver to the Transfer Agent a written request, or submit a redemption order through the Transfer Agent’s electronic order entry system, indicating the number of Creation Units it intends to redeem (a “Redemption Order”). The Order Date determines the Basket Gold Amount to be received in exchange. However, orders received by the Transfer Agent after 3:59:59 p.m. (New York time) on a Business Day will not be accepted and should be resubmitted on the next following Business Day.

After the number of Creation Units corresponding to a Redemption Order has been surrendered to the Trust and the Authorized Participant has paid the applicable transaction fee, the Mint will credit the Basket Gold Amount to the Authorized Participant’s account at the Mint. All taxes incurred in connection with the delivery of the Basket Gold Amount from the Mint in exchange for Creation Units (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

Unless otherwise agreed to by the Mint, the Basket Gold Amount is delivered to the redeeming Authorized Participants in the form of unallocated gold bars. The Sponsor may cause the Trust to engage unaffiliated gold brokers to transfer unallocated gold between the Trust’s custody accounts in Ottawa, Canada and London, United Kingdom where it can be delivered to a redeeming Authorized Participant if additional unallocated gold is needed by the Trust to satisfy the redeeming Authorized Participant’s redemption request. When causing the Trust to enter into these transfers, the Sponsor will absorb the Trust’s transaction costs but will retain any gains.

Redemptions may be suspended only (1) during any period in which regular trading on the Exchange is suspended or restricted or the Exchange is closed (other than scheduled holiday or weekend closings), or (2) during an emergency as a result of which delivery, disposal or evaluation of ESG Approved Gold is not reasonably practicable.

The Sponsor or the Transfer Agent may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement. The Sponsor or the Transfer Agent will reject a redemption order if the acceptance or receipt of the order, in the opinion of its counsel, might be unlawful.

Fees and Expenses of the Transfer Agent

Each Purchase Order and Redemption Order (including if the Trust Agreement terminates) that is accepted requires a payment to the Transfer Agent of a fee of $500 (or such other fee as the Transfer Agent, with the prior written consent of the Sponsor, may from time to time announce).

Sprott ESG Gold ETF
December 31, 2022

The Transfer Agent is entitled to reimburse itself from the assets of the Trust for all expenses and disbursements incurred by it for extraordinary services it may provide to the Trust or in connection with any discretionary action the Transfer Agent may take to protect the Trust or the interests of the holders.

Requirements for Transfer Agent Actions

Before the Transfer Agent delivers or registers a transfer of Shares, makes a distribution on Shares, or permits withdrawal of Trust property, the Transfer Agent may require (i) payment of stock transfer or other taxes or other governmental charges and transfer or registration fees charged by third parties for the transfer of any Shares or Trust property, (ii) satisfactory proof of the identity and genuineness of any signature or other information it deems necessary, and (iii) compliance with regulations it may establish, from time to time, consistent with the Trust Agreement, including presentation of transfer documents.

The Transfer Agent may suspend the delivery or registration of transfers of Shares, or may refuse a particular deposit or transfer, at any time when the transfer books of the Transfer Agent are closed or if the Transfer Agent or the Sponsor thinks it necessary or advisable for any reason. Redemptions may be suspended only (i) during any period in which regular trading on the Exchange is suspended or restricted or the exchange is closed (other than scheduled holiday or weekend closings), or (ii) during an emergency as a result of which delivery, disposal or evaluation of ESG Approved Gold is not reasonably practicable.

Sprott ESG Gold ETF
December 31, 2022

Item 1A. Risk Factors.

Risk Factors Related to the Trust and the Shares

The Trust utilizes LBMA Gold Price to value the gold held by the Trust. Potential issues, discrepancies, as well as any future changes to the LBMA Gold Price calculation could impact the value of gold held by the Trust and have an adverse effect on the value of an investment in the Shares.

In the event that LBMA Gold Price varies materially from the price of gold observed by other mechanisms, the NAV of the Trust and the value of an investment in the Shares could be adversely affected. The calculation of the LBMA Gold Price is not an exact process but is based upon a procedure of matching orders from participants in the auction process and their customers to sell gold with orders from participants in the auction process and their customers to buy gold at particular prices. It is possible that electronic failures or other events may occur that could result in delays in the announcement of, or the inability of the system to produce an LBMA Gold Price on any given date.

The Shares may trade at a price which is at, above (a premium), or below (a discount) the NAV per Share and any premium or discount in the trading price relative to the NAV per Shares may widen as a result of different trading hours of the Exchange and other exchanges.

The Shares may trade at, above, or below the NAV per Share. The NAV per Share will fluctuate with changes in the market value of the Sprott ESG Approved Gold owned by the Trust. The Share price will fluctuate with changes in NAV per Share as well as market supply and demand. The amount of discount or premium in the trading price relative to NAV per Share may be affected by non- concurrent trading hours between major gold markets and the Exchange. While the Shares will trade on the Exchange until 4:00 pm (New York City time), liquidity in the market for gold may be reduced after the close of the major world gold markets including London and other locations. Depending on the price at which an investor purchased their Shares, whether the Shares trade at a discount or a premium to NAV may affect the investor’s gain or loss on their investment in the Trust when Shares are sold. If, for example, a Shareholder purchased Shares at a slight premium to NAV and sold Shares while they were trading at a discount to NAV, the Shareholder will realize a loss on the investment, assuming no change in NAV and no bid/ask spread impact on the price of the purchase or sale.

An active and liquid market for the Shares may not develop or be sustained.

There is no established trading market for the Shares in the United States. Although the Trust intends to list the Shares on the Exchange, there is no guarantee that an active trading market will develop on the Exchange or on any other exchange. Shareholders therefore have limited access to information about prior market history on which to base their investment decision. If an active trading market for the Shares does not develop, the price of the Shares may be more volatile, and it may be more difficult and time consuming to complete a transaction in the Shares.

Even if an active trading market for the Shares develops, the market value for the Shares may be highly volatile and could be subject to wide fluctuations after this offering, and therefore, it is difficult to predict the price at which the Shares will trade.

The Trust and the Shares may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy, the markets and the Trust’s service providers.

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in Wuhan, China in December 2019 and has now been spread globally. The COVID-19 pandemic, or a similar public health threat, could adversely impact the Trust by causing operating delays

Sprott ESG Gold ETF
December 31, 2022

and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic has had and will likely continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.

Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market generally, and could specifically increase volatility in the market for gold, which could adversely affect the price of the Shares. The duration of the outbreak and its effects cannot be determined with any reasonable amount of certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the trading price of the Shares and the NAV per Share, any of which could adversely and materially affect the value of your investment in the Shares. The outbreak could impair information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee, the Adviser, the Cash Custodian, the Transfer Agent, the Administrator and the Mint, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust.

The COVID-19 pandemic could affect operation of the electronic auction hosted by ICE Benchmark Administration (“IBA”) to determine the LBMA Gold Price PM or the LBMA Gold Price AM, which the Administrator uses to value the gold held by the Trust and calculate the Trust’s NAV. The COVID-19 pandemic could also result in the closure of futures exchanges, which may adversely affect the ability of Authorized Participants to hedge purchases of Creation Units, which could increase such Authorized Participants’ trading costs and may result in an increase in the premium or discount to NAV reflected in the price of the Shares on the Exchange. These outcomes would negatively impact the Trust.

The Trust may be susceptible to unanticipated operational risks or trading issues, which may adversely affect an investment in the Shares.

The Trust is exposed to various operational risks and trading issues, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Trust generally exculpates, and in some cases indemnifies, its service providers and agents with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of the Exchange, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond the control of the Trust or its service providers and agents. Accordingly, the Trust generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Trust or the Shares.

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

Sprott ESG Gold ETF
December 31, 2022

Further, the mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for the Trust. Consequently, there may be unanticipated problems with respect to the mechanics of the operations of the Trust and the trading of the Shares that could have a material adverse effect on an investment in the Shares. To the extent that unanticipated operational or trading issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving those particular issues.

The Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to Shareholders, such as when the price of gold is lower than at the time when owners of Shares purchased their Shares. In such a case, when the Trust’s Sprott ESG Approved Gold is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if their prices were higher at the time of sale and Shareholders may experience a loss in their investments. In certain circumstances, the Sponsor has the ability to terminate the Trust without the consent of Shareholders and may decide to terminate the Trust at a time that is not advantageous for the Shareholder. The Trust may also terminate due to an inability to satisfy exchange listing rules or change in regulatory status (e.g., if the Trust is required to register as an investment company under the Investment Company Act), or if the Trust’s assets are insufficient to be economically viable to manage.

In the event the Trust’s assets are lost, damaged, stolen or destroyed, recovery may be limited to the market value of the assets at the time the loss is discovered.

There is a risk that some or all of the Trust’s physical gold bullion held by the Mint on behalf of the Trust could be lost, damaged, stolen or destroyed. Pursuant to the Gold Storage Agreements, if such an event occurs with respect to the Trust’s gold held by the Mint, the Trust will not be able to recover more than the market value of the assets at the time the loss is discovered. If the market value of assets increases between the time the loss is discovered and the time the Trust receives payment for its loss and purchases assets to replace the losses, less assets will be acquired by the Trust and the value of the net assets of the Trust will be negatively affected. The Mint has no obligation to replace any gold lost under circumstances for which the Mint is not liable to the Trust under the Gold Storage Agreements. The Mint’s liability to the Trust, if any, will be limited to either replacing the gold that was lost, stolen, destroyed or damaged, or, at the Mint’s discretion, compensating the Trust for the market value of lost, stolen or destroyed gold. See “The Mint – Potential Liability of the Mint”.

Under Canadian law, the Trust and Shareholders may have limited recourse against the Mint.

The Mint is a Canadian Crown corporation. A Crown corporation may be sued for breach of contract or for wrongdoing in tort where it has acted on its own behalf or on behalf of the Crown. However, a Crown corporation may be entitled to immunity if it acts as agent of the Crown rather than in its own right and on its own behalf. Consequently, the Trust or a unitholder may not be able to recover for any losses incurred as a result of the Mint’s acting as custodian of the Trust’s physical gold bullion.

The Mint may become a private enterprise, in which case its obligations will not constitute the unconditional obligations of the Government of Canada.

In the past, there has been speculation regarding whether the Government of Canada might privatize the Mint. The Mint will not remain a Crown corporation if the Government of Canada privatizes the Mint. If the Mint were to become a private entity, its obligations would no longer generally constitute unconditional obligations of the Government of Canada and, although it would continue to be responsible for and bear the risk of loss of, and damage to, the Trust’s physical gold bullion that is in its custody, there would be no assurance that the Mint would have the resources to satisfy claims of the Trust against the Mint based on a loss of, or damage to, the Trust’s physical gold bullion in the custody of the Mint.

Sprott ESG Gold ETF
December 31, 2022

Purchase Orders and Redemption Orders for Creation Units may be subject to postponement, suspension or rejection under certain circumstances.

The Trust may suspend the right of redemption or postpone the Purchase Order or Redemption Order (collectively, an “order”) settlement date with respect to a Creation Unit for (i) any period during which an emergency exists as a result of which fulfillment of an order is not reasonably practicable, (ii) any period in which regular trading on the Exchange is suspended or restricted or the Exchange is closed, (iii) in the case of a Redemption Order, additional time needed by the Trust to transfer unallocated gold that can be delivered to a redeeming Authorized Participant or (iv) such other period as the Sponsor determines to be necessary for the protection of the Shareholders. In addition, the Trust will reject an order if the order is not in proper form as described in the Authorized Participant Agreement with the Authorized Participant, or if the fulfillment of the order, in the opinion of counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Trust declines during the period of delay. The Trust disclaims any liability for any loss or damage that may result from any such suspension or postponement.

An investment in the Shares may be adversely affected by competition from other methods of investing in gold.

The Trust competes with other financial vehicles, including securities backed by or linked to gold, direct investments in gold, investment vehicles similar to the Trust and traditional debt and equity securities issued by companies in the gold industry. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in such instruments directly, which could limit the market for the Shares and therefore reduce the liquidity of the Shares.

Sprott ESG Approved Gold may be difficult to obtain and as a result, the Trust’s investment strategy may underperform other strategies that do not have an ESG focus and the Shares may trade at increased premiums or discounts compared to other ETFs that invest in gold.

Sprott ESG Approved Gold can only be sourced from mines that meet the Mint Responsible Sourcing Requirements in addition to the other requirements included in the ESG Criteria. The Mint will also require each Authorized Participant to enter into a trading agreement with the Mint for the purpose of facilitating the transactions of unallocated gold between the Trust and the Authorized Participant. Because Sprott ESG Approved Gold is only obtainable from a limited number of mines that produce gold that meet “good delivery” standards under LBMA rules and are also approved as sources of Sprott ESG Approved Gold, Sprott ESG Approved Gold may be difficult to obtain. In such instances, on a temporary basis until additional Sprott ESG Approved Gold can be refined by the Mint, the Trust will hold any amount of gold for which insufficient Sprott ESG Approved Gold is available in unallocated form. The Mint operates pursuant to the Royal Canadian Mint Act (Canada) and is a Canadian Crown corporation. The Mint is, for all its purposes, an agent of His Majesty in right of Canada and, as such, its obligations constitute unconditional obligations of the Government of Canada. If the Trust does not have sufficient unallocated gold to meet redemption requests, this may also affect the trading market for the Shares if the Mint has difficulty converting Sprott ESG Approved Gold to unallocated gold in connection with redemptions of Creation Units. As a result, the Trust’s investment strategy may underperform other strategies that do not have an ESG focus and the Shares may trade at increased premiums or discounts or wider bid/ask spreads compared to other investment vehicles that invest in gold.

Sprott ESG Gold ETF
December 31, 2022

Although the Trust intends to instruct the Mint to convert unallocated physical gold bullion into ESG Approved Gold as soon as reasonably practicable, at any point in time a significant percentage of the Trust’s assets may consist of unallocated gold.

Although the Trust intends to instruct the Mint to convert unallocated physical gold bullion into Sprott ESG Approved Gold as soon as reasonably practicable, from time to time and on a temporary basis until additional Sprott ESG Approved Gold can be refined by the Mint, the Trust will hold unallocated gold in connection with, among other things, creation and redemption requests from Authorized Participants and selling unallocated gold for cash or exchange unallocated gold in-kind to pay the Sponsor’s fee. The Mint’s ability to convert unallocated gold into Sprott ESG Approved Gold may be limited by several factors, including the amount of unallocated gold the Trust has available to convert into Sprott ESG Approved Gold, the availability of material from Sprott ESG Approved Mines that can be refined into Sprott ESG Approved Gold at the Mint, the Mint’s production capacity and certain minimum size requirements and the Trust’s need for unallocated gold to pay expenses or meet redemption requests. The Trust’s holdings of unallocated gold may be a significant percentage of the Trust’s assets, if, for example, the Trust has received more requests for creations than redemptions or the Trust’s unallocated gold holdings are not sufficient to meet certain minimum size requirements to convert unallocated gold to Sprott ESG Approved Gold at the Mint. In addition, the Trust may need to instruct the Mint to convert Sprott ESG Approved Gold into unallocated gold if insufficient unallocated gold is available to be sold to pay expenses or to meet redemption requests. Any delays associated with this process may delay the Trust’s ability to meet a redemption request from an Authorized Participant.

Because of the uncertainties involved with the Trust’s needs for unallocated gold and the Mint’s ability to convert unallocated gold into Sprott ESG Approved Gold, there is no limit on the amount of unallocated gold that the Trust can hold as a percentage of its total gold holdings at any point in time. The Trust may therefore have more exposure to the risks of holding unallocated gold that are described in the risk factor, “Gold held in the Trust Unallocated Account will not be segregated from the Mint’s assets. If the Mint becomes insolvent, the Trust would be an unsecured creditor, and the Mint’s assets may not be adequate to satisfy a claim by the Trust.”

Gold held in the Trust Unallocated Account will not be segregated from the Mint’s assets. If the Mint becomes insolvent, the Trust would be an unsecured creditor, and the Mint’s assets may not be adequate to satisfy a claim by the Trust.

Gold which is part of a deposit for a Creation Unit or part of a redemption distribution will be held for a time in the Trust Unallocated Account (as defined herein). During those times, the Trust will have no proprietary rights to any specific bars of gold held by the Mint and will be an unsecured creditor of the Mint with respect to the amount of gold held in such Trust Unallocated Account, which means that the Trust will bear such losses on a pro rata basis with other unsecured creditors of the Mint. Unallocated gold at the Mint is held within the Mint’s general refinery and production operations, and as such is not stored separately from other unallocated gold held at the Mint.

In addition, if the Mint fails to allocate the Trust’s gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Gold Storage Agreements, or if a sub-custodian fails to so segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Mint’s assets, and the Trust will be an unsecured creditor of the Mint with respect to the amount so held in the event of the insolvency of the Mint. In the event the Mint becomes insolvent, the Mint’s assets might not be adequate to satisfy a claim by the Trust for the amount of gold held in the Trust Unallocated Account.

Sprott ESG Gold ETF
December 31, 2022

The additional operational complexities associated with the Trust’s holdings of Sprott ESG Approved Gold may impact the Trust as compared to other gold products without similar ESG sourcing requirements.

The additional costs associated with the enhanced sourcing requirements of Sprott ESG Approved Gold, including researching, establishing and maintaining the ESG Criteria, assessing mining companies and mines against certain of the ESG Criteria and the diligence of the Trust’s Sprott ESG Approved Gold Holdings will be included in the Sponsor’s fee. In addition, there is a risk that the operational complexities involved in such ESG sourcing requirements may impact the Trust as compared to other gold products without similar ESG sourcing requirements and as a result the Sponsor’s fee may be higher compared to other gold products without similar ESG sourcing requirements. For example, the Trust may have to make transfers of gold to move assets to where unallocated gold can be delivered to an Authorized Participant redeeming Creation Units, which may result in delays in effecting redemptions and impact the arbitrage process. If the Sponsor’s fee is higher than that of comparable gold products without ESG sourcing requirements, an investor’s potential return on an investment in the Trust compared to such products will be lower.

The Sponsor will need to instruct the Mint to convert the Trust’s holdings of unallocated gold to Sprott ESG Approved Gold based on the Sponsor’s determination of the Trust’s need for unallocated gold to meet redemption requests and to pay expenses, and the Mint’s ability to meet such requests. The Mint expects that it will be able to refine and produce Sprott ESG Approved Gold within approximately five Business Days following the receipt of completed withdrawal request, subject to production capacity, availability and minimum size requirements. Any delays associated with this process may result in the Trust holding significant amounts of unallocated gold for extended periods of time. Similarly, the Sponsor will also need to instruct the Mint to convert Sprott ESG Approved Gold into unallocated gold based on its determination of the Trust’s need for unallocated gold to meet redemptions or to pay expenses. If the Mint is unable to fulfill the Sponsor’s request in a timely manner, the Trust may be delayed in satisfying redemption requests by Authorized Participants.

There is no internationally accepted standard determining under what circumstances gold can be deemed to be ESG, and the Trust will use a standard as set forth in this Annual Report on Form 10-K, which may differ from the views of others.

In determining whether gold should be considered Sprott ESG Approved Gold, the Sponsor will consider those characteristics it deems relevant or additive. The ESG Criteria utilized in the Trust’s investment process are anticipated to evolve over time in the sole discretion of the Sponsor without notice and one or more criterion may not be relevant with respect to all sources of gold that are eligible for investment. Examples of factors that could be considered by the Sponsor in modifying the ESG Criteria include changes to current gold mining techniques or standards, evolving legal standards, the introduction of new standards or evaluation frameworks within the mining industry or the elimination of existing standards or frameworks that in the view of the Sponsor are relevant to the ESG assessment of a mining company or mine site. In addition, since ESG standards are not uniformly defined and applying ESG criteria involves a subjective assessment, investors can differ in their views of what constitutes positive or negative ESG Criteria. As a result, the Trust may make investments in gold from sources that do not reflect the beliefs and values with respect to ESG of any particular investor.

Gold that previously qualified as Sprott ESG Approved Gold may, under certain circumstances, be determined by the Sponsor to no longer be sourced from an Sprott ESG Approved Mine.

The Sponsor will apply the ESG Criteria to prospective Sprott ESG Approved Mines in good faith and on a best efforts basis. However, due to revisions to ESG Criteria, subsequent conduct by the mine or its operators, errors in ongoing monitoring or diligence or additional information obtained by the Sponsor or the Mint, a mine may be removed from the Sprott ESG Approved Mines list. In such a case, the Sponsor will determine, in its sole discretion, whether it is advisable to cause the Trust to exchange its gold holdings sourced from that mine. If the Sponsor deems it advisable to exchange such

Sprott ESG Gold ETF
December 31, 2022

gold holdings, it will use reasonable best efforts to exchange the gold in the normal course without adversely affecting the Trust, such as through allocating such gold to redemptions of Creation Units or selling such gold to pay the Trust’s expenses. There can be no assurance that such sales or redemptions will not adversely impact the value an investment in the Shares. See “Sprott ESG Approved Gold and Unallocated Gold” for more information.

Withdrawal from participation by Authorized Participants may affect the liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Creation Units, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Creation Units, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between gold and the Shares, which may also affect the trading market and liquidity of the Shares.

Reliance on Service Providers.

The Trust relies upon its service providers, which are not controlled by the Sponsor, to conduct its business and operations. As a result, any error or misconduct by, or failure of (such as bankruptcy, receivership or liquidation) a service provider could have a material adverse effect on the Trust and an investment in the Shares. In addition, the Trust may be subject to operational and settlement risks, legal risks, credit risk, non-payment, non-deliverability, government intervention, complex regulatory risk, non-performance risk, bankruptcy risk, insolvency risk, receivership, and fraud risk with respect to the service providers.

The NAV per Share may experience an adverse effect in the event of any errors, discontinuance or changes in the Trust’s valuation calculations.

The Administrator will determine the Trust’s holdings of Sprott ESG Approved Gold and the Trust’s NAV at 4:00 p.m. (New York City time) or as soon thereafter as practicable, on each Business Day. The Administrator’s determination is made utilizing data from the Mint’s operations and the LBMA Gold Price. To the extent that the Sprott ESG Approved Gold Holdings or the Trust’s NAV are incorrectly calculated, the Administrator may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

Shareholders may be adversely affected in the event calculation of NAV is suspended.

The Trust may suspend or restrict the determination of NAV of the Shares, in its sole discretion, if (i) any exchange, dealer market, quotation system or other market on which a significant portion of the Trust’s assets are regularly traded or quoted is closed (otherwise than for weekends or holidays) or trading thereon is generally suspended or limited, (ii) the Sponsor has determined in good faith that the disposition of any asset of the Trust, or other transaction involving the sale, transfer or delivery of the Trust’s assets is not reasonably practicable without being detrimental to the Trust or the interest of the remaining Shareholder, (iii) any breakdown in the means of communication or publication normally employed in determining the Trust’s NAV or the NAV per Share has occurred and is continuing, or the prices or values of the Trust’s assets cannot reasonably be promptly and accurately ascertained for any reason, (iv) any event has occurred and is continuing which may cause the dissolution of the Trust or (v) an event constituting force majeure which, in the good faith determination of the Sponsor, makes determination of NAV impossible or administratively unfeasible; provided that any suspension of the determination of NAV shall be reinstated as soon as the force majeure event has resolved. Any such suspension or restriction could adversely affect the Shares. The Trust disclaims any liability for any loss or damage that may result from any such suspension or restriction.

Sprott ESG Gold ETF
December 31, 2022

The Trust’s expenses, which includes the Sponsor’s fee, may adversely affect an investment in the Shares.

While the Sponsor has agreed to assume certain ordinary recurring administrative expenses of the Trust, the Sponsor’s fee is paid by the Trust and therefore the Shareholders. In addition, there are a number of expenses of the Trust that are not assumed by the Sponsor and are instead borne by the Trust. See “Description of the Trust—Trust Expenses.” The Sponsor’s fee and such other fees and expenses will be paid from cash on hand and, if necessary, through sales of the Trust’s gold, which will reduce the value of the assets held by the Trust and may adversely affect an investment in the Shares. In addition, to the extent the Sponsor’s fee is higher than sponsor or management fees charged for other, comparable gold ETFs or investment vehicles, it would decrease an investor’s potential return on an investment in the Trust.

The value of the Shares will be adversely affected if the Trust is required to pay any amounts pursuant to its obligation to indemnify the Sponsor, the Trustee, the Adviser, the Administrator, the Transfer Agent, the Cash Custodian, the Marketing Agent or the Mint under the Trust Agreement or under other agreements.

Under the Trust Agreement and other agreements with the Trust, each of the Trustee, the Sponsor, the Adviser, the Administrator, the Transfer Agent, the Cash Custodian, the Marketing Agent and the Mint has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Trust may be required to sell gold in order to cover losses or liabilities suffered by the Trustee, the Sponsor, the Adviser, the Administrator, the Transfer Agent, the Cash Custodian, the Marketing Agent or the Mint. Any such sale would have an adverse effect on an investment in the Shares.

Intellectual property rights claims may adversely affect the Trust and an investment in the Shares.

Third parties may assert intellectual property rights claims that have an adverse effect on the Trust. These claims may pertain to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of gold. An intellectual property or other legal action, regardless of its merit, may result in expenses for legal fees to defend or payments to settle such claims. These expenses would be Trust expenses and be borne by the Trust through the sale of the Trust’s assets. Further, a meritorious intellectual property rights claim may prevent Trust operations and force the Sponsor to terminate the Trust and liquidate the Trust’s gold. As a result, an intellectual property rights claim against the Trust could adversely affect an investment in the Shares.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

The operations and business of the Trust are reliant upon the Mint, the Administrator, the Transfer Agent, the Cash Custodian, the Marketing Agent, the Trustee, the Adviser, and the Sponsor, all of which depend upon their respective information technology infrastructure to conduct their business as it relates to the Trust. Any intentional or unintentional cyber-attacks (including, but not limited to, unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption) on the information technology infrastructure of the Trust or a service provider could adversely impact the ability of such service provider or the Trust to conduct their business, including their business on behalf of the Trust, which could have a material adverse effect on the investment in the Shares. Despite the implementation of security systems and business continuity plans, no assurance can be made that these measures will be adequate to protect against all cyber-security threats.

Sprott ESG Gold ETF
December 31, 2022

The Sponsor may discontinue its services, which may be detrimental to the Trust.

The Sponsor may be unwilling or unable to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities and is unable to be replaced, the Trust may have to terminate and liquidate the gold held by the Trust. A substitute sponsor’s appointment will not guarantee the Trust’s continued operation even if a substitute sponsor is found, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust or an investment in the Shares and the Trust may terminate.

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact an investor’s ability to sell Shares.

The Trust’s Shares are expected to be listed for trading on the Exchange under the ticker symbol “SESG”. Trading in shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. In addition, if the Exchange becomes aware that the NAV with respect to the Shares is not disseminated to all market participants at the same time, it will halt trading in the Shares until such time as the NAV is available to all market participants. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s shares will continue to be met or will remain unchanged.

The trading price of the Shares could potentially be more volatile relative to NAV.

The trading price of the Shares may become more volatile relative to NAV and could continue to be impacted by various factors which may be unrelated or disproportionate to the price of gold, including market trends and the sentiment of investors towards gold.

Exchange-traded products that invest in commodities have recently experienced material increases in average daily trading volumes, potentially causing greater price volatility. If trading volumes were to decline significantly, that could negatively impact the trading price of the Shares and could result in wider differences between the trading price of the Shares and the NAV per Share. If you purchase Shares at a premium to NAV, you may incur losses if the factors that have contributed to the recent increase in premium to NAV were to disappear.

Disruptions in the ability to create and redeem Creation Units may adversely affect investors.

It is generally expected that the public trading price per Share will track the NAV per Share closely over time. The relationship between the public trading price per Share and the NAV per Share depends, to a considerable degree, on the ability of Authorized Participants or their clients or customers to purchase and redeem Creation Units in the ordinary course. If the process for creating or redeeming Shares is impaired for any reason, Authorized Participants and their clients or customers may not be able to purchase and redeem Creation Units or, even if possible, may choose not to do so. The inability to purchase and redeem Creation Units, or the partial impairment of the ability to purchase and redeem Creation Units, could result in Shares trading at a premium or discount to the NAV of the Trust. Such a premium or discount could be significant, depending upon the nature or duration of the impairment.

If the Trust were to issue all Shares registered in this offering, it would not be able to create new Creation Units until it registered additional Shares and those additional Shares became available for sale. An inability to create new Creation Units could increase the possibility that the trading price per Share would not track closely the NAV per Share. In addition, the Trust may, in its discretion, suspend the creation of Creation Units. Suspension of creations or redemptions of Creation Units may adversely affect how the Shares are traded and could cause Shares to trade at a premium or discount to the NAV of the Trust, perhaps to a significant degree.

Sprott ESG Gold ETF
December 31, 2022

The Trust is a passive investment vehicle, which means that the value of your Shares may be adversely affected by Trust losses that, if the Trust had been actively managed, might have been possible to avoid.

The Sponsor does not actively manage the Trust’s Sprott ESG Approved Gold, i.e. the Sponsor does not sell Sprott ESG Approved Gold at times when the price of gold is high, or acquire Sprott ESG Approved Gold when the price of gold is low with the expectation of future price increases. This also means that the Sponsor does not engage in any hedging techniques that attempt to reduce the risks of losses resulting from decreases in the price of gold. Any losses sustained by the Trust, as a result of it being a passive investment vehicle or otherwise, will adversely affect the value of your Shares.

Because the Trust is not a diversified investment, it may be more volatile than other investments.

The assets of the Trust are primarily Sprott ESG Approved Gold and, from time to time and on a temporary basis until additional Sprott ESG Approved Gold can be refined by the Mint or for certain other reasons, unallocated gold. An investment in the Trust is not intended as a complete investment plan and may be more volatile than an investment in a more broadly diversified portfolio. Accordingly, the NAV of the Trust may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over time. An investment in the Trust may be deemed speculative; therefore, investors should review closely the Trust’s investment objective, the ESG Criteria, the investment and operating restrictions and the creation and redemption provisions of the Trust as outlined herein and familiarize themselves with the risks associated with an investment in the Trust.

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor’s Fee, without Shareholder consent, provided that such amendment does not constitute a material change of the Trust’s investment objective. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses, or prejudices a substantial right of Shareholders), it will become effective for outstanding Shares thirty (30) days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

Risk Factors Related to the Gold Market

The Trust is subject to market risk with respect to the gold markets.

An investment in the Shares is subject to market risk, which refers to the risk that the market price of gold held by the Trust will rise or fall, sometimes rapidly or unpredictably.

Substantial sales of gold by participants in the gold market could adversely affect an investment in the Shares.

Central banks, other governmental agencies and international institutions buy, sell, and hold gold as part of their reserve assets. This market sector holds a significant amount of gold. Several central banks and multi-lateral institutions have sold portions of their gold reserves in the past years. This can happen unexpectedly and in times of economic crises. The price of gold may decline which may adversely affect an investment in the Shares.

Sprott ESG Gold ETF
December 31, 2022

Fluctuations in the price of gold could materially and adversely affect an investment in the Shares because the value of the Shares relates directly to the value of the gold held by the Trust.

When valuing the Sprott ESG Approved Gold held by the Trust, the Trust intends to utilize the LBMA Gold Price PM. The value of the Shares in part relates directly to the value of the Sprott ESG Approved Gold held by the Trust. Several factors may influence the price of gold, including Sprott ESG Approved Gold, including, but not limited to:

•Global or regional political, economic or financial events and situations, especially those unexpected in nature, including the recent Russian invasion of Ukraine;

•Interest rates in fiat currencies;

•Currency exchange rates, including the rates at which gold is priced in exchanges and trading venues around the world;

•Investment and trading activities of large investors, including private and registered trusts, hedge funds and commodity funds, commodity pools, that may directly or indirectly invest in gold;

•Changes in economic variables such as economic output and growth, and monetary policies;

•Changes in global gold supply and demand; and

•Investor and speculator attitude and confidence toward gold.

The Trust as well as the Sponsor and its servic e providers are vulnerable to the effects of geopolitical events and the continuation of the war in Ukraine or other hostilities, which could affect the price of gold.

In February 2022, Russia launched a large-scale invasion of Ukraine, which has significantly increased tensions between Russia, its neighbors and many countries throughout the world, particularly Western countries. These developments may continue for some time and create uncertainty in the region and have indirect effects worldwide. Russia’s actions have induced the United States, the European Union and other countries to impose economic sanctions and may result in the imposition of additional sanctions in the future. Such sanctions and other similar measures could cause volatility in precious metals prices and have a significant impact on Trust performance and the value of an investment in the Shares. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List until further notice in light of the sanctions imposed on Russia. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not and are effectively banned from trading in the loco London market. Based on available sources, Russia produces approximately 330 tonnes of gold per year, accounting for about 9% of global production. For comparison, as of the end May 2022, the amount of gold held in London vaults was 9,616 tonnes (a decrease of 0.58% from the previous month), valued at approximately $568.4 billion, which equates to approximately 769,250 gold bars. There are currently no Sprott Approved Mines located in Russia, and the Sponsor does not expect that any such mines will be located in Russia in the foreseeable future. As of the date of this Annual Report on Form 10-K, the Trust does not expect that the suspension of Russian refiners will have a material impact on the supply of LBMA Good Delivery gold available to market participants, including the Trust and its Authorized Participants. However, potential escalation of the Ukrainian conflict could negatively impact the price of gold and the Trust. In addition, similar events in the future, particularly where unanticipated by markets, could cause volatility in precious metals markets and the price of gold and may have a negative impact on the Trust’s performance and the value of an investment in the Shares.

Investors should be advised that there is no assurance that gold will maintain its long-term value in terms of U.S. dollar value in the future. In the event that the price of gold declines, the value of an investment in the Shares is expected to decline proportionately.

Sprott ESG Gold ETF
December 31, 2022

The price of gold, and in turn, the price of the Shares may be adversely affected by sale of other investment vehicles in the market.

The sale of many other investment vehicles, such as equity issues by companies in the gold industry, other exchange traded funds or products linked to gold, and other securities backed by or linked to gold, maybe adversely affect the price of gold in general. This in turn would adversely affect the price and NAV of the Shares.

Authorized Participants’ or the Trust’s buying and selling activity associated with the issuance of Shares may adversely affect an investment in the Shares.

An Authorized Participant’s purchase of Sprott ESG Approved Gold in connection with the issuance of Shares may cause the price of gold to increase, which will result in higher prices for the Shares. Increases in the price of gold may also occur as a result of gold purchases by other market participants who attempt to benefit from an increase in the market price of gold when Shares are issued. The market price of gold may therefore decline immediately after Shares are issued. Selling activity associated with sales of gold from Authorized Participants (in connection with redemptions of Creation Units) or the Trust (in connection with the payment of the Trust’s fees and expenses) may decrease the price of gold, which will result in lower prices for the Shares. Decreases in the price of gold may also occur as a result of selling activity by other market participants. In addition to the effect that purchases and sales of gold by Authorized Participants may have on the price of gold, other exchange traded products with similar investment objectives could represent a substantial portion of demand for gold at any given time and the sales and purchases by such investment vehicles may impact the price of gold. If the price of gold declines, the trading price of the Shares will generally also decline.

Actual or perceived disruptions in the processes used to determine the LBMA Gold Price, may adversely affect an investment in the Shares.

Because the objective of the Trust is to reflect the performance of the price of gold, any disruptions affecting the processes related to how the market determines the price of gold will have an effect on the value of the Shares.

The LBMA Gold Price AM and LBMA Gold Price PM are gold price benchmark mechanisms administered by IBA, an independent specialist benchmark Administrator appointed by the LBMA. Twice daily during London business hours, IBA hosts an electronic auction consisting of one or more 30-second rounds.

Investors should keep in mind that electronic markets are not exempt from failures. In addition, electronic trading platforms may be subject to influence by high-frequency traders with results that are highly contested by the industry, regulators and market observers.

The LBMA Gold Price AM and LBMA Gold Price PM have been subjected to the test of actual trading markets for a number of years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Gold Price AM or LBMA Gold Price PM were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Sprott ESG Gold ETF
December 31, 2022

Other effects of disruptions in the determination of the LBMA Gold Price AM or LBMA Gold Price PM on the operations of the Trust include the potential for an incorrect valuation of the Trust’s gold, an inaccurate computation of the Sponsor’s fee, and the sales of gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares. The operation of the auction process which determines the LBMA Gold Price is also dependent on the continued operation of the LBMA and the IBA and their applicable systems. The LBMA Gold Price AM and LBMA Gold Price PM are regulated by the Financial Conduct Authority of the United Kingdom (the “FCA”).

The Sponsor has no reason to believe that the LBMA Gold Price will not fairly represent the price of gold. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Gold Price with a more reliable indicator of the value of the Trust’s Sprott ESG Approved Gold. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Gold Price to a new benchmark price will not adversely affect the price of the Shares.

The amount of gold represented by each Share will decrease over the life of the Trust due to sales of gold necessary to pay the Sponsor’s fee and Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in the Shares.

Because the Trust does not have any income, the Trust would need to sell the Trust’s physical gold bullion to cover the Sponsor’s fee and other Trust expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust will still need to sell the Trust’s physical gold bullion to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of gold represented by each Share. New deposits of Sprott ESG Approved Gold, received in exchange for new Shares issued by the Trust, do not reverse this trend.

A decrease in the amount of Sprott ESG Approved Gold represented by each Share results in a decrease in its price even if the price of gold has not changed.

An increase in the Trust’s expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, may force the Trust to sell larger amounts of the Trust’s physical gold bullion which will result in a more rapid decrease of the amount of gold represented by each Share and a corresponding decrease in its value.

If there is a loss, damage or destruction of the Trust’s physical gold bullion in the custody of the Mint and the Trust does not give timely notice, all claims against the Mint will be deemed waived.

If a party to the Gold Storage Agreements discovers a loss, damage or destruction of the Trust’s physical gold bullion in the Mint’s custody, care and control, such party must give written notice to the other party within five (5) business days observed by the Mint (days other than a Saturday, Sunday or holiday) (“Mint Business Days”), in the case of the Trust’s notice, and five (5) Mint Business Days, in the case of the Mint’s notice, after its discovery of any such loss, damage or destruction, but, in the event that the Trust receives a written notice from the Mint in which a discrepancy in the quantity of physical gold bullion first appears, it shall give the Mint a notice of loss no later than sixty (60) days following receipt of such written statement. If such notice is not given in a timely manner, all claims against the Mint will be deemed to have been waived. In addition, no action, suit or other proceeding to recover any loss or shortage can be brought against the Mint unless timely notice of such loss or shortage has been given and such action, suit or proceeding will have commenced within

Sprott ESG Gold ETF
December 31, 2022

twelve (12) months from the time of the discovery of any such loss, damage or destruction. The loss of the right to make a claim or of the ability to bring an action, suit or other proceeding against the Mint may mean that any such loss will be non- recoverable, which will have an adverse effect on the value of the net assets of the Trust and the NAV.

In addition, because the Gold Storage Agreements are governed by Canadian law, any rights which the holders of the Shares may have against the Mint will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction. Although the relationship between the Mint and the Trust is expressly governed by Canadian law or an arbitrator, as applicable, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Mint may be frustrated.

The Trustee, the Administrator, the Cash Custodian, the Transfer Agent, the Marketing Agent, the Mint and other service providers engaged by the Trust may not carry adequate insurance to cover claims against them by the Trust.

Shareholders cannot be assured that the Trustee, the Administrator, the Cash Custodian, the Transfer Agent, the Marketing Agent, the Mint or other service providers engaged by the Trust will maintain any insurance with respect to the Trust’s assets held or the services that such parties provide to the Trust and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with the Trust. In addition, none of the Trust’s service providers are required to include the Trust as a named beneficiary of any such insurance policies that are purchased. Accordingly, the Trust will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by the Trust in connection with such arrangements.

The Trust does not insure its assets and there may not be adequate sources of recovery if its physical gold bullion is lost, damaged, stolen or destroyed.

The Trust does not insure its assets, including the Sprott ESG Approved Gold stored at the Mint. Consequently, if there is a loss of assets of the Trust through theft, destruction, fraud or otherwise, the Trust and Shareholders will need to rely on insurance carried by applicable third parties, if any, or on such third party’s ability to satisfy any claims against it. The amount of insurance available or the financial resources of a responsible third party may not be sufficient to satisfy the Trust’s claim against such party. Also, Shareholders are unlikely to have any right to assert a claim directly against such third party; such claims may only be asserted by the Trustee on behalf of the Trust. In addition, if a loss is covered by insurance carried by a third party, the Trust, which is not a beneficiary on such insurance, may have to rely on the efforts of the third party to recover its loss. This may delay or hinder the Trust’s ability to recover its loss in a timely manner or otherwise.

A loss with respect to the Trust’s physical gold bullion that is not covered by insurance and for which compensatory damages cannot be recovered would have a negative impact on the NAV of the Shares and would adversely affect an investment in the Shares. In addition, any event of loss may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

Risk Factors Related to the Regulation of the Sponsor, the Trust and the Shares

The Trust and the Sponsor are subject to extensive legal and regulatory requirements.

The Trust and the Sponsor are subject to a comprehensive scheme of regulation under the federal securities laws and listing standards for the Shares. Each of the Trust and the Sponsor could be subject to sanctions for a failure to comply with those requirements, which could adversely affect the Trust’s financial performance and its ability to pursue its investment

Sprott ESG Gold ETF
December 31, 2022

objective. In addition, the SEC, the Exchange and other exchanges are empowered to intervene in their respective markets in response to extreme market conditions. Those interventions could adversely affect the Trust’s ability to pursue its investment objective and could lead to losses for the Trust and its Shareholders.

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or the protections afforded by the Commodity Exchange Act (“CEA”).

The Trust is not registered as an investment company under the Investment Company Act. Accordingly, Shareholders do not have the protections applicable to investors in investment companies under the Investment Company Act (e.g., Shareholders do not have the right to elect directors and the Trust is not required to pay regular distributions, although the Trust may pay distributions in the discretion of the Sponsor).

The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and the Sponsor is not subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the protections applicable to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

The Trust is an emerging growth company and the Trust cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

As an emerging growth company, as defined in the JOBS Act, the Trust is entitled to certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Some investors may find the Shares less attractive because of the Trust’s reliance on these exemptions. Consequently, there may be a less active trading market for the Shares and the price of Shares may be more volatile.

In addition, under the JOBS Act, the Trust’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as it is an emerging growth company.

For as long as the Trust takes advantage of the reduced reporting obligations, the information that the Trust provides its shareholders may be different from information provided by other public companies.

Tax-Related Risks

The Trust intends to be treated as a grantor trust for U.S. federal income tax purposes.

The Sponsor intends to take the position that the Trust should be treated as a grantor trust for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will flow through to the Shareholders, and the Transfer Agent will report the Trust’s income, gains, losses and deductions to the IRS on that basis. There can be no assurance that the IRS will agree with this position and it is possible that the IRS could conclude that the Trust is not properly treated as a grantor trust for U.S. federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a grantor trust, the Trust would be classified as a partnership for United States federal income tax purposes, which may affect timing and other tax consequences to the Shareholders.

Sprott ESG Gold ETF
December 31, 2022

The Trust intends to avoid taxation at the Trust level in any jurisdiction but cannot be certain whether the Trust may become subject to a tax in the future.

If the Trust becomes subject to tax at the Trust level in any jurisdiction, the value of the Shares may be materially affected. If the Trust becomes subject to tax, a Shareholder that is a United States person may elect to either deduct or claim as a credit its share of foreign taxes paid by the Trust for U.S. federal income tax purposes, subject to certain limitations. Shareholders should consult their own advisors with respect to the potential imposition of taxes at the Trust level.

Accounting for uncertainty in income taxes.

The Financial Accounting Standards Board has released Accounting Standards Codification Topic 740 (“ASC 740”) (formerly known as “FIN 48”), to provide consistent guidance on the recognition of uncertain tax positions. ASC 740 prescribes, among other things, the minimum recognition threshold that a tax position is required to meet before being recognized in an entity’s financial statements. A prospective Shareholder should be aware that, among other things, ASC 740 could have a material adverse effect on the periodic calculations of the NAV of the Trust, including reducing the NAV of the Trust to reflect reserves for income taxes that may be payable in respect of prior periods by the Trust. This could adversely affect certain Shareholders, depending upon the timing of their purchase and withdrawal of Shares.

The Trust’s purchases and sales of physical gold bullion will be taxed less favorably compared to other types of investments.

Generally, the gains and losses realized by the Trust on the sale of physical gold bullion will be capital gains and losses. These capital gains and losses may be long-term or short-term, depending, in general, upon the length of time that the Trust maintains a particular investment position and, in some cases, upon the nature of the transaction. Long-term capital gains may be subject to preferential tax rates in the hands of an individual Shareholder. Under current law, long-term capital gains recognized by individuals from the sale of “collectibles,” including gold bullion, are taxed at a maximum rate of 28%, rather than the 20% rate applicable to most other long-term capital gains.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor, the Adviser, or their affiliates and the Trust.

The Sponsor, the Adviser and their affiliates manage other accounts, funds or trusts, including those that invest in gold or other precious metals. To the extent that any substantial investment in gold is initiated or materially changed, such investment may affect the price of gold. Although the Sponsor’s and the Adviser’s officers and staff intend to allocate as much time to the Trust as deemed appropriate to perform their duties, the Sponsor’s and the Adviser’s respective management may allocate their time and services among the Trust and the other accounts, funds or trusts. As a result, conflicts of interest may occur, which could have a material effect on your investment in the Shares. The Sponsor and the Adviser will provide any such services to the Trust on terms not less favorable to the Trust than would be available from a non-affiliated party.

For a further discussion of the conflicts of interest among the Sponsor, the Adviser, Mint, Trust and others, see “The Sponsor—Conflicts of Interest.”

Sprott ESG Gold ETF
December 31, 2022

A lack of separate counsel for the Trust may lead to errors or omissions due to no independent verification process.

Seward & Kissel LLP represents the Sponsor. The Trust does not have counsel separate and independent from counsel to the Sponsor. Seward & Kissel LLP does not represent Shareholders, and no independent counsel has been retained to represent Shareholders. Seward & Kissel LLP is not responsible for any acts or omissions of the Sponsor, the Trustee, the Adviser, the Administrator, the Cash Custodian, the Transfer Agent, the Marketing Agent, the Mint or the Trust (including their compliance with any guidelines, policies, restrictions or applicable law, or the selection, suitability or advisability of their investment activities) or any Administrator, accountant, custodian/prime brokers or other service provider to the Sponsor, Trustee or the Trust. This Annual Report on Form 10-K, was prepared based on information provided by the Sponsor, the Mint, the Adviser, the Administrator, the Cash Custodian, the Administrator, the Transfer Agent, the Marketing Agent and the Trustee, in good faith and based on reasonable best efforts to ensure the information is accurate as of the date of this Annual Report on Form 10-K, and Seward & Kissel LLP has not independently verified such information.

The lack of independent advisers representing investors in the Trust may cause Shareholders to be adversely affected.

Counsel, accountants and other advisers have been consulted by the Sponsor regarding the formation and operation of the Trust. Investors should consult their own legal, tax and financial advisers regarding the desirability of an investment in the Shares. No counsel has been appointed to represent an investor in connection with the offering of the Shares. Failure to consult with their own legal, tax and financial advisers may lead to Shareholders making an undesirable investment decision with respect to investment in the Shares.

A lack of regular shareholder meetings, limited voting rights and provisions that restrict Shareholders’ right to bring derivative actions may adversely affect Shareholders.

Shareholders have limited voting rights under the Trust Agreement and will take no part in the management or control of the Trust. The Trust will not have regular Shareholder meetings. The right to authorize actions, appoint service providers or take other actions will not be held by Shareholders, as may be taken by shareholders of other trusts. Operation of the Trust by the Sponsor could have an adverse effect on an investment in the Shares.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. No registered owner shall have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust, unless two or more registered owners, who (i) are not affiliates of one another and (ii) collectively hold at least 25% of outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The foregoing limitation shall not apply to any derivative action, suit or other proceeding brought on behalf of the Trust for claims under the federal securities laws and the rules and regulations thereunder.

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act (the “DSTA”) specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.”

Sprott ESG Gold ETF
December 31, 2022

Notwithstanding the foregoing limitation, Shareholders may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Shareholders who have suffered losses in connection with the purchase or sale of their Shares may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The Trust does not have a board of directors or an audit committee, and therefore lacks the oversight and review functions that those bodies would typically perform.

The Trust does not have a board of directors or an audit committee, and therefore lacks the oversight and review functions that those bodies would typically perform. The Trust’s operations will be managed by the Sponsor. Operation of the Trust by the Sponsor could have an adverse effect on an investment in the Shares. It is possible that conflicts may arise between the Sponsor, its affiliates, the Trust and its Shareholders. In resolving conflicts of interest, the Sponsor is allowed to take into account the interests of other parties.

Sprott ESG Gold ETF
December 31, 2022

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Sprott ESG Gold ETF
December 31, 2022

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Sprott ESG Gold ETF Shares are listed on the NYSE Arca under the symbol “SESG” and have been listed since August 2, 2022.

(b)Not applicable.

(c)The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 0 Creation Units (comprising 0 Shares) during the quarter ended December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
$
October 1, 2022 to October 31, 2022	—	—
November 1, 2022 to November 30, 2022	—	—
December 1, 2022 to December 31, 2022	—	—
Total	—	—

Item 6. [Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Sprott ESG Gold ETF
December 31, 2022

Introduction

The Trust issues shares which represent units of equal, fractional undivided beneficial interest in the Trust. The Trust’s assets are expected to consist primarily of Sprott ESG Approved Gold (“ESG Approved Gold”) that meets certain environmental, social and governance (“ESG”) standards, and on a temporary basis hold unallocated physical gold until additional ESG Approved Gold can be refined by the Mint. In addition, the Cash Custodian may hold cash temporarily received from the sale of gold. The Trust’s investment in gold is carried, for financial statement purposes, at fair value, as required by generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust’s net asset value (“NAV”) is determined by the Administrator, in conformity with U.S. GAAP, on each Business Day as of 4:00 p.m., (New York City time) or as soon thereafter as practicable.

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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the Trust’s accounting policies.

Valuation of Gold and Computation of Net Asset Value

The Administrator will determine the price of the Trust’s investment in gold by utilizing the PM price of gold expressed in U.S. dollars, as published by the LBMA (the “LBMA Gold Price PM”). If there is no LBMA Gold Price PM on any day, the Administrator is authorized to use that day’s LBMA Gold Price AM, or the most recently announced LBMA Gold Price PM, or LBMA Gold Price AM. The LBMA Gold Price PM, which is used to value gold by many stakeholders in the securities industry, applies to all forms of gold and does not distinguish between ESG Approved Gold and other gold.

Sprott ESG Gold ETF
December 31, 2022

Results of Operations

For the period from July 19, 2022 to December 31, 2022, 350,000 Shares (inclusive of 2 Creation Units that were created upon the seeding of the Trust) were issued in exchange for cash that was used to purchase 7,000 fine ounces of gold. The Trust’s NAV per Share ended the period at $36.19 compared to $34.26 at July 19, 2022. The increase in NAV per Share was due to a higher price of gold of $1,812.35 at period end, which represented an increase of 5.80% from $1,713.05 at July 19, 2022.

The change in net assets from operations for the period ended December 31, 2022 was $360,172, which was due to (i) the Sponsor’s fee of $18,676 and (ii) a net realized gain (loss) of $0 and unrealized gain (loss) of $378,848. Other than the Sponsor’s fee, the Trust had no expenses during the period ended December 31, 2022.

At December 31, 2022, the Custodian held 7,000 ounces of gold on behalf of the Trust in its vault, with a market value of $12,686,189 (cost: $12,307,341) based on the LBMA AM Gold Price at period end.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw temporary held cash received from the sale of gold, to pay the Trust’s sponsor fees. At December 31, 2022, the Trust did not have a cash balance.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Sprott ESG Gold ETF
December 31, 2022

Analysis of Movements in the Price of Gold

The average, high, low and end-of-period gold prices for the period from July 19, 2022 through December 31, 2022, based on the LMBA PM Gold Price (if no LBMA PM Gold Price is available, the LMBA AM Gold Price on the corresponding date was used) were:

Period	Average price	Highest price	Date of highest price	Lowest price	Date of lowest price	End of period	Last business day(1)
July 19, 2022 to September 30, 2022	$1,725.21	$1,796.70	August 11, 2022	$1,634.30	September 27, 2022	$1,671.75	September 30, 2022
October 1, 2022 to December 31, 2022	$1,727.24	$1,823.55	December 13, 2022	$1,628.75	November 3, 2022	$1,812.35	December 30, 2022

(1)The end of period gold price is the LBMA PM Gold price (if no LBMA PM Gold Price is available, the LMBA AM Gold Price on the corresponding date is used) on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

	Three months ended (unaudited)
	September 30, 2022*	December 31, 2022	Year ended December 31, 2022
	$	$	$
Net investment income (loss)	(7,102)	(11,574)	(18,676)
Net realized and unrealized gain (loss)	(605,332)	984,180	378,848
Net income (loss)	(612,434)	972,606	360,172
Net income (loss) per Share	(0.85)	2.78	1.93

*The Trust’s operations commenced on July 19, 2022.

Sprott ESG Gold ETF
December 31, 2022

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period ended December 31, 2022.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

Sprott ESG Gold ETF
December 31, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, perform certain functions with respect to the Trust:

Mr. John Ciampaglia, has almost 30 years of investment industry experience and serves as Chief Executive Officer of Sprott Asset Management and as Senior Managing Partner of Sprott Inc. Previously, he was the Chief Operating Officer of Sprott Asset Management and Executive Vice President of Sprott Inc. Before joining Sprott in 2010, he was a Senior Executive at Invesco Canada and held the position of Senior Vice President, Product Development, responsible for strategic initiatives and for overseeing the product development function across multiple product lines and distribution channels. Prior to joining Invesco Canada, he spent more than four years at TD Asset Management, where he held progressively senior product management and research roles. Mr. Ciampaglia earned a Bachelor of Arts in Economics from York University, is a CFA® charterholder and a Fellow of the Canadian Securities Institute.

Mr. Whitney George, serves as Chief Executive Officer of Sprott Inc. He is also a Senior Portfolio Manager at Sprott Asset Management USA. Mr. George joined Sprott in 2015 and previously spent 23 years in senior roles at Royce & Associates LLC (“Royce”) in New York. He was Co-Chief Investment Officer of Royce from 2009 to 2013 and played a key role in the firm’s growth and evolution into a leading U.S. small-cap manager with peak assets of more than US$40 billion. At Sprott, Mr. George is also portfolio manager of Sprott Focus Trust (FUND), a closed-end equity investment fund that seeks to provide long-term growth of capital through a focused portfolio of value stocks of companies across all market capitalizations. Prior to joining Royce, Mr. George held positions with Dominick & Dominick, Inc., WR Lazard & Laidlaw, Inc., Laidlaw, Adams & Peck and Oppenheimer & Co. Inc. Whitney holds a bachelor’s degree from Trinity College.

Ms. Varinder Bhathal, is the Managing Partner, Chief Controller of Sprott Inc. In this role, she serves as Chief Financial Officer for all Sprott regulated subsidiaries and their investment funds. Prior to this expanded role, she most recently served as the Vice President of Finance for Sprott Inc. and was responsible for external reporting, financial planning and analysis, treasury and tax. Prior to joining Sprott, she served as Manager, Accounting at Abria Alternative Inc. Ms. Bhathal holds a Bachelor of Commerce degree from Ryerson University and is a CPA, CMA (Ontario).

Code of Ethics

The Trust itself does not have a code of ethics (the “Code of Ethics”) as it does not have any directors, officers or employees. The Sponsor of the Trust has a Code of Ethics that applies to its executive officers, who perform certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by them. The Code of Ethics is posted on the Company’s website at www.sprott.com/investor-relations/corporate-governance. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in its financial records and statements, in reports and documents that it files with or submits to securities regulatory authorities, and in its public communications, (3) compliance with applicable laws and governmental rules and regulations, (4) internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

Sprott ESG Gold ETF
December 31, 2022

Item 11. Executive Compensation.

The Trust does not have directors or executive officers. The only ordinary expense paid or payable by the Trust is the Sponsor’s fee of $18,676.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by KPMG LLP (“KPMG”), as paid by the Sponsor from the Sponsor Fee, for the period ended December 31, 2022 were:

2022
$
Audit fees	93,618
Audit-related fees	—
Tax fees	27,800
Total	121,418

In the table above, in accordance with the SEC’s definitions and rules, audit fees are fees paid to KPMG for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. Tax fees relate to general tax advice relating to tax rules applicable to the Trust.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor. The Sponsor approves, prior to the commencement of the engagement, the engagement of and compensation to be paid to KPMG LLP.

Sprott ESG Gold ETF
December 31, 2022

PART IV

Item 15. Exhibits and Financial Statements Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits Index

Exhibit No.	Description of Exhibit
4.1	Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
4.2	Certificate of Trust, incorporated by reference to Exhibit 4.2 filed with Registrant’s Registration Statement (File No. 333-264576) on April 29, 2022
4.3	Short Form Trust Agreement, incorporated by reference to Exhibit 4.3 filed with Registrant’s Registration Statement (File No. 333-264576) on April 29, 2022
4.4	Certificate of Amendment to Certificate of Trust, incorporated by reference to Exhibit 4.4 filed with Registrant’s Registration Statement (File No. 333-264576) on April 29, 2022
4.5	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 1.1 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.1	Allocated Gold Storage and Custody Agreement, incorporated by reference to Exhibit 10.1 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.2	Trading and Unallocated Gold Custody Agreement, incorporated by reference to Exhibit 10.2 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.3	Cash Custody Agreement, incorporated by reference to Exhibit 10.3 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.4	Trust Administration and Accounting Agreement, incorporated by reference to Exhibit 10.4 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.5	Transfer Agency and Service Agreement, incorporated by reference to Exhibit 10.5 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.6	Marketing Agent Agreement, incorporated by reference to Exhibit 10.6 filed with Registrant’s Registration Statement (File No. 333-264576) on June 22, 2022
10.7	License Agreement, incorporated by reference to Exhibit 10.7 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.8	LBMA Master License Agreement, incorporated by reference to Exhibit 10.8 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.9	IOPV Calculation Agreement, incorporated by reference to Exhibit 10.9 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.10	Sponsor Agreement, incorporated by reference to Exhibit 10.10 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.11	LBMA Display License Agreement, incorporated by reference to Exhibit 10.11 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.12	Advisory Agreement, incorporated by reference to Exhibit 10.12 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
10.13	Side Letter to Master License Agreement, incorporated by reference to Exhibit 10.13 filed with Registrant’s Registration Statement (File No. 333-264576) on July 22, 2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

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

Date: March 17, 2023

*The registrant is a trust and the person is signing in his capacity as an officer of Sprott Asset Management LP, the Sponsor of the Registrant.

Sprott ESG Gold ETF
December 31, 2022

Sprott ESG Gold ETF
December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of Sprott ESG Gold ETF:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Sprott ESG Gold ETF (the Trust), including the schedule of investment, as of December 31, 2022, the related statements of operations and change in net assets, and the financial highlights for the period from July 19, 2022 to December 31, 2022 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022, and the results of its operations, changes in its net assets and financial highlights for the period from July 19, 2022 to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We have served as the Trust’s auditor since 2022.

Toronto, Ontario
March 17, 2023

Sprott ESG Gold ETF

See notes to the financial statements.

Statement of Assets and Liabilities

As at December 31, 2022(1)
$
Assets
Investment in gold, at fair value (cost $12,307,341)	12,686,189
Total assets	12,686,189

Liabilities
Sponsor’s fee payable	18,676
Total liabilities	18,676

Net assets	12,667,513

Pricing of Shares
Net assets	$12,667,513
Shares issued and outstanding(2)	350,000
Net asset value per Share	$36.19
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.
(2)	No par value, unlimited amount authorized.

Sprott ESG Gold ETF

See notes to the financial statements.

Schedule of Investment

As at December 31, 2022(1)

	Ounces	Cost	Fair Value	% of Net Assets
		$	$
Investment in gold	7,000	12,307,341	12,686,189	100.15%
Total investment		12,307,341	12,686,189	100.15%
Liabilities in excess of other assets			(18,676)	(0.15)%
Net Assets			12,667,513	100.00%
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.

Sprott ESG Gold ETF

See notes to the financial statements.

Statement of Operations

For the period from July 19 to December 31, 2022(1)
$
Income
Net realized gains (losses) on redemptions and sales of gold bullion	—
Change in unrealized gains (losses) on gold bullion	378,848
378,848

Expenses
Sponsor’s fee	18,676
Total expenses	18,676
Net income (loss)	360,172

Net income (loss) per Share	$1.11
Weighted average number of Shares	323,193
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.

Sprott ESG Gold ETF

See notes to the financial statements.

Statement of Change in Net Assets

	For the period from July 19 to December 31, 2022(1)
	$
Operations
Net investment income (loss)	(18,676)
Net realized gains (losses) on redemptions and sales of gold bullion	—
Change in unrealized gains (losses) on gold bullion	378,848

Capital Share Transactions
Creation of Shares	8,881,241
Redemption of Shares	—

Net assets
Net assets, beginning of period	3,426,100	(2)
Net assets, end of period	12,667,513
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.
(2)	The amount represents the initial seed creation on July 19, 2022.

Sprott ESG Gold ETF

See notes to the financial statements.

Financial Highlights

Per Shares Performance (for a Share outstanding throughout the period presented)

For the period from July 19 to December 31, 2022(1)
$
Net asset value, beginning of period	34.26 (2)
Increase (decrease) from investment operations:
Net investment income (loss)(3)	(0.06)
Net realized and unrealized gain (losses)	1.99
Total increase (decrease) from operations	1.93
Net asset value, end of period	36.19
Total return, at net asset value(4)	5.63%

Ratio to average net assets(5)
Net investment loss	(0.38)%
Expenses	0.38%
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.
(2)	The amount represents the initial seed creation and the NAV at which the initial shares were acquired on July 19, 2022.
(3)	Calculated using the average Shares outstanding method.
(4)	The total return at NAV is based on the change in NAV of a share during the period. An investor’s return and ratios may vary based on the timing of capital transactions. Total return for the period is not annualized.
(5)	Annualized based on the period from August 2, 2022 (commencement of trading) to December 31, 2022.

Sprott ESG Gold ETF
Notes to Financial Statements

December 31, 2022

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
Notes to Financial Statements

December 31, 2022

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

.

Sprott ESG Gold ETF
Notes to Financial Statements

December 31, 2022

The Sponsor categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.

	Level 1	Level 2	Level 3
	$	$	$
Investment in Gold	12,686,189	—	—
Total	12,686,189	—	—

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

The Trust will sell Shares using unallocated gold. A gain (loss) is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from investment in gold sold. Gold transactions are recorded on the trade date.

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
Notes to Financial Statements

December 31, 2022

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

Changes in the Shares for the period from July 19, 2022 to December 31, 2022 are:

	Shares	Amount
		$
Balance at July 19, 2022*	100,000	3,426,100
Creation of Shares	250,000	8,881,241
Redemption of Shares	—	—
Balance at December 31, 2022	350,000	12,307,341
*	The Trust’s operations commenced on July 19, 2022.

Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Transfer Agent will report the Trust’s income, expenses, gains, and losses to the Internal Revenue Service on that basis. At December 31, 2022, there was no “flow through” to the Shareholders.

3. Investment in Gold

The following represents the changes in fine ounces of gold and the respective fair value for the period from July 19, 2022 to December 31, 2022:

	Ounces	Amount
		$
Balance at July 19, 2022*	2,000	3,426,100
Gold contributed for the subscription of Shares	5,000	8,881,241
Gold distributed for the redemption of Shares	—	—
Gold sold to pay expenses	—	—
Net realized gain (loss) from investment in gold sold to pay expenses	—	—
Net change in unrealized appreciation (depreciation) on investment in gold	—	378,848
Balance at December 31, 2022	7,000	12,686,189

*The Trusts operations commenced on July 19, 2022

4. Related Parties

The Sponsor is a related party of the Trust. The Marketing Agent and Adviser are affiliates of the Sponsor. All expenses to the affiliates, the Mint, the Cash Custodian, the Administrator, and the Transfer Agent are paid through the Sponsor’s fee.

The Trust considers the entity of SII Investment LP, a controlled subsidiary of the Sponsor, to be a related party of the Trust. As of December 31, 2022, 282,200 Shares of the Trust were held by the related party.

Sprott ESG Gold ETF
Notes to Financial Statements

December 31, 2022

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

7. Subsequent Events

Management has evaluated subsequent events for possible recognition or disclosure in the financial statements through the date the financial statements are issued and noted no items requiring adjustments of the financial statements or additional disclosures.

www.sprott.com