Form 10-Q
period 2023-03-31
Sprott ESG Gold ETF
filed 2023-05-12
CIK 1837824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 350,000 outstanding shares as of May 5, 2023.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by federal securities laws.

Interim Report to Unitholders

March 31, 2023

Sprott ESG Gold ETF (NYSE Arca: SESG)

Sprott ESG Gold ETF

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sprott ESG Gold ETF
Index to Financial Statements

Sprott ESG Gold ETF

Statements of Assets and Liabilities

	As at March 31, 2023 (unaudited)	As at December 31, 2022
	$	$
Assets
Investment in gold, at fair value (cost $12,307,341 and $12,307,341, respectively)	13,857,615	12,686,189
Total assets	13,857,615	12,686,189

Liabilities
Sponsor’s fee payable	31,018	18,676
Total liabilities	31,018	18,676

Net assets	13,826,597	12,667,513

Pricing of Shares
Net assets	$13,826,597	$12,667,513
Shares issued and outstanding(1)	350,000	350,000
Net asset value per Share	$39.50	$36.19
(1)	No par value, unlimited amount authorized.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Schedules of Investment

As at March 31, 2023 (unaudited)	Ounces	Cost	Fair Value	% of Net Assets
		$	$
Investment in gold	7,000	12,307,341	13,857,615	100.22%
Total investment		12,307,341	13,857,615	100.22%
Liabilities in excess of other assets			(31,018)	(0.22)%
Net Assets			13,826,597	100.00%

As at December 31, 2022	Ounces	Cost	Fair Value	% of Net Assets
		$	$
Investment in gold	7,000	12,307,341	12,686,189	100.15%
Total investment		12,307,341	12,686,189	100.15%
Liabilities in excess of other assets			(18,676)	(0.15)%
Net Assets			12,667,513	100.00%

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Statement of Operations

For the three months ended March 31, 2023(1) (unaudited)
$
Income
Net realized gains (losses) on redemptions and sales of gold bullion	—
Change in unrealized gains (losses) on gold bullion	1,171,426
1,171,426

Expenses
Sponsor’s fee	12,342
Total expenses	12,342
Net income (loss)	1,159,084

Net income (loss) per Share	$3.31
Weighted average number of Shares	350,000
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Statement of Change in Net Assets

For the three months ended March 31, 2023(1) (unaudited)
$
Operations
Net investment income (loss)	(12,342)
Net realized gains (losses) on redemptions and sales of gold bullion	—
Change in unrealized gains (losses) on gold bullion	1,171,426

Capital Share Transactions
Creation of Shares	—
Redemption of Shares	—

Net assets
Net assets, beginning of period	12,667,513
Net assets, end of period	13,826,597
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

For the three months ended March 31, 2023(1) (unaudited)
$
Net asset value, beginning of period	36.19
Increase (decrease) from investment operations:
Net investment income (loss)(2)	(0.04)
Net realized and unrealized gain (loss)	3.35
Total increase (decrease) from operations	3.31
Net asset value, end of period	39.50
Total return, at net asset value(3)	9.15%

Ratio to average net assets(4)
Net investment loss	(0.38)%
Expenses	0.38%
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.
(2)	Calculated using the average Shares outstanding method.
(3)	The total return at NAV is based on the change in NAV of a share during the period. An investor’s return and ratios may vary based on the timing of capital transactions. Total return for the period is not annualized.
(4)	Annualized.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF
Notes to unaudited financial statements

March 31, 2023

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

Sprott ESG Gold ETF
Notes to unaudited financial statements

March 31, 2023

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

The statement of assets and liabilities and schedule of investments at March 31, 2023 and the statement of operations, and of change in net assets for the three months ended March 31, 2023, have been prepared on behalf of the Trust and are unaudited. In the opinion of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended March 31, 2023 have been made.

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

Sprott ESG Gold ETF
Notes to unaudited financial statements

March 31, 2023

The Sponsor categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.

March 31, 2023	Level 1	Level 2	Level 3
	$	$	$
Investment in Gold	13,857,615	—	—
Total	13,857,615	—	—

December 31, 2022	Level 1	Level 2	Level 3
	$	$	$
Investment in Gold	12,686,189	—	—
Total	12,686,189	—	—

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

The Trust will issue and redeem Shares using unallocated gold. A gain (loss) is recognized based on the difference between the selling price and the average cost of the gold sold or redeemed on the trade date, and such amounts are reported as net realized gain (loss) from investment in gold sold. Gold transactions are recorded on the trade date.

Gold Receivable or Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account.

Sprott ESG Gold ETF
Notes to unaudited financial statements

March 31, 2023

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

Changes in the Shares for the three months ended March 31, 2023 are:

	Shares	Amount
		$
Balance at December 31, 2022	350,000	12,307,341
Creation of Shares	—	—
Redemption of Shares	—	—
Balance at March 31, 2023*	350,000	12,307,341
*	No comparative share information has been provided as the Trust’s operations commenced on July 19, 2022.

Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Transfer Agent will report the Trust’s income, expenses, gains, and losses to the Internal Revenue Service on that basis. At March 31, 2023, there was no “flow through” to the Shareholders.

3. Investment in Gold

The following represents the changes in fine ounces of gold and the respective fair value for the three months ended March 31, 2023:

	Ounces	Amount
		$
Balance at December 31, 2022	7,000	12,686,189
Gold contributed for the subscription of Shares	—	—
Gold distributed for the redemption of Shares	—	—
Gold sold to pay expenses	—	—
Net realized gain (loss) from investment in gold sold to pay expenses	—	—
Net change in unrealized appreciation (depreciation) on investment in gold	—	1,171,426
Balance at March 31, 2023	7,000	13,857,615

Sprott ESG Gold ETF
Notes to unaudited financial statements

March 31, 2023

The following represents the changes in fine ounces of gold and the respective fair value for the period from July 19, 2022 to December 31, 2022:

	Ounces	Amount
		$
Balance at July 19, 2022*	2,000	3,426,100
Gold contributed for the subscription of Shares	5,000	8,881,241
Gold distributed for the redemption of Shares	—	—
Gold sold to pay expenses	—	—
Net realized gain (loss) from investment in gold sold to pay expenses	—	—
Net change in unrealized appreciation (depreciation) on investment in gold	—	378,848
Balance at December 31, 2022	7,000	12,686,189
*	The Trust’s operations commenced on July 19, 2022

4. Related Parties

The Sponsor is a related party of the Trust. The Marketing Agent and Adviser are affiliates of the Sponsor. All expenses to the affiliates, the Mint, the Cash Custodian, the Administrator, and the Transfer Agent are paid through the Sponsor’s fee.

The Trust considers the entity of SII Investment LP, a controlled subsidiary of the Sponsor, to be a related party of the Trust. As of March 31, 2023, 282,200 Shares of the Trust were held by the related party.

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

Sprott ESG Gold ETF
Notes to unaudited financial statements

March 31, 2023

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

Sprott ESG Gold ETF

March 31, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” ”anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The Trust issues shares (the “Shares”) which represents units of equal, fractional undivided beneficial interest in the Trust. The Trust’s assets are expected to consist primarily of Sprott ESG Approved Gold (“ESG Approved Gold”) that meets certain environmental, social and governance (“ESG”) standards, and on a temporary basis hold unallocated physical gold until additional ESG Approved Gold can be refined by the Mint. In addition, the Cash Custodian may hold cash temporarily received from the sale of gold. The Trust’s investment in gold is carried, for financial statement purposes, at fair value, as required by generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust’s net asset value (“NAV”) is determined by the Administrator, in conformity with U.S. GAAP, on each Business Day as of 4:00 p.m., (New York City time) or as soon thereafter as practicable.

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

Sprott ESG Gold ETF

March 31, 2023

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

Results of Operations

For the three months ended March 31, 2023, 0 Shares were issued in exchange for cash that was used to purchase 0 fine ounces of gold. The Trust’s NAV per Share ended the period at $39.50 compared to $36.19 at December 31, 2022. The increase in NAV per Share was due to a higher price of gold of $1,979.70 per ounce at period end, which represented an increase of 9.23% from $1,812.35 per ounce at December 31, 2022.

The change in net assets from operations for the three months ended March 31, 2023 was $1,159,084, which was due to (i) the Sponsor’s fee of $12,342 and (ii) a net unrealized gain of $1,171,426 from operations. Other than the Sponsor’s fee, the Trust had no expenses during the three months ended March 31, 2023.

At March 31, 2023, the Custodian held 7,000 ounces of gold on behalf of the Trust in its vault, with a market value of $13,857,615 (cost: $12,307,341) based on the LBMA PM Gold Price at period end.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw temporary held cash received from the sale of gold, to pay the Sponsor’s fee. At March 31, 2023, the Trust did not have a cash balance.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Sprott ESG Gold ETF

March 31, 2023

Analysis of Movements in the Price of Gold

The average, high, low and end-of-period gold prices for the period from July 19, 2022 through March 31, 2023, based on the LMBA PM Gold Price (if no LBMA PM Gold Price is available, the LMBA AM Gold Price on the corresponding date was used) were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
	$	$		$		$
July 19, 2022 to September 30, 2022	$1,725.21	$1,796.70	August 11, 2022	$1,634.30	September 27, 2022	$1,671.75	September 30, 2022
October 1, 2022 to December 31, 2022	$1,727.24	$1,823.55	December 13, 2022	$1,628.75	November 03, 2022	$1,812.35	December 30, 2022
January 1, 2023 to March 31, 2023	$1,889.92	$1,993.80	March 24, 2023	$1,810.95	February 24, 2023	$1,979.70	March 31, 2023

(1)The end of period gold price is the LBMA PM Gold price (if no LBMA PM Gold Price is available, the LMBA AM Gold Price on the corresponding date is used) on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

Sprott ESG Gold ETF

March 31, 2023

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal period that has materially affected or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Sprott ESG Gold ETF

March 31, 2023

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not aware of any existing or pending legal proceedings against it, nor is it involved as a plaintiff in any proceeding or pending litigation.

Item 1A. Risk Factors.

The operations of the Trust are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the 2022 Form 10-K should be carefully considered. There have been no material changes in the assessment of the Trust’s risk factors from those set forth in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 0 Creation Units (comprising 0 Shares) during the three months ended March 31, 2023. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
$
January 1, 2023 to January 31, 2023	—	—
February 1, 2023 to February 28, 2023	—	—
March 1, 2023 to March 31, 2023	—	—
Total	—	—

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

*Filed herewith.

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

Date: May 12, 2023

*The registrant is a trust and the person is signing in his capacity as an officer of Sprott Asset Management LP, the Sponsor of the Registrant.