Form 10-Q
period 2023-06-30
Sprott ESG Gold ETF
filed 2023-08-11
CIK 1837824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023.

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

The registrant had 350,000 outstanding shares as of August 4, 2023.

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

Interim Report to Unitholders

June 30, 2023

Sprott ESG Gold ETF (NYSE Arca: SESG)

Sprott ESG Gold ETF

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sprott ESG Gold ETF
Index to Financial Statements

Sprott ESG Gold ETF

Statements of Assets and Liabilities

	As at June 30, 2023 (unaudited)	As at December 31, 2022
	$	$
Assets
Investment in gold, at fair value (cost $12,271,933 and $12,307,341, respectively)	13,346,962	12,686,189
Total assets	13,346,962	12,686,189

Liabilities
Sponsor’s fee payable	4,242	18,676
Total liabilities	4,242	18,676

Net assets	13,342,720	12,667,513

Pricing of Shares
Net assets	$13,342,720	$12,667,513
Shares issued and outstanding(1)	350,000	350,000
Net asset value per Share	$38.12	$36.19
(1)	No par value, unlimited amount authorized.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Schedules of Investment

As at June 30, 2023 (unaudited)	Ounces	Cost	Fair Value	% of Net Assets
		$	$
Investment in gold	6,980	12,271,933	13,346,962	100.03%
Total investment		12,271,933	13,346,962	100.03%
Liabilities in excess of other assets			(4,242)	(0.03)%
Net assets			13,342,720	100.00%

As at December 31, 2022	Ounces	Cost	Fair Value	% of Net Assets
		$	$
Investment in gold	7,000	12,307,341	12,686,189	100.15%
Total investment		12,307,341	12,686,189	100.15%
Liabilities in excess of other assets			(18,676)	(0.15)%
Net assets			12,667,513	100.00%

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Statements of Operations

	For the three months ended June 30, 2023(1) (unaudited)	For the six months ended June 30, 2023(1) (unaudited)
	$	$
Income
Net realized gains (losses) on redemptions and sales of gold bullion	4,446	4,446
Change in unrealized gains (losses) on gold bullion	(475,245)	696,181
	(470,799)	700,627

Expenses
Sponsor’s fee	13,078	25,420
Total expenses	13,078	25,420
Net income (loss)	(483,877)	675,207

Net income (loss) per Share	$(1.38)	$1.93
Weighted average number of Shares	350,000	350,000
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Statements of Changes in Net Assets

	For the three months ended June 30, 2023(1) (unaudited)	For the six months ended June 30, 2023(1) (unaudited)
	$	$
Operations
Net investment income (loss)	(13,078)	(25,420)
Net realized gains (losses) on redemptions and sales of gold bullion	4,446	4,446
Change in unrealized gains (losses) on gold bullion	(475,245)	696,181

Capital Share Transactions
Creation of — and — Shares, respectively	—	—
Redemption of — and — Shares, respectively	—	—

Net assets
Net assets, beginning of period	13,826,597	12,667,513
Net assets, end of period	13,342,720	13,342,720
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended June 30, 2023(1) (unaudited)	For the six months ended June 30, 2023(1) (unaudited)
	$	$
Net asset value, beginning of period	39.50	36.19
Increase (decrease) from investment operations:
Net investment income (loss)(2)	(0.04)	(0.07)
Net realized and unrealized gain (loss)	(1.34)	2.00
Total increase (decrease) from operations	(1.38)	1.93
Net asset value, end of period	38.12	38.12
Total return, at net asset value(3)	(3.49)%	5.33%

Ratio to average net assets(4)
Net investment income (loss)	(0.38)%	(0.38)%
Expenses	0.38%	0.38%
(1)	No comparative financial statements have been provided as the Trust’s operations commenced on July 19, 2022.
(2)	Calculated using the average shares outstanding method.
(3)	The total return at net asset value is based on the change in net asset value of a share during the period. An investor’s return and ratios may vary based on the timing of capital transactions. Total return for the period is not annualized.
(4)	Annualized.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF
Notes to unaudited financial statements

June 30, 2023

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

June 30, 2023

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

The statements of assets and liabilities and schedules of investment at June 30, 2023, the statements of operations, and of changes in net assets for the three and six months ended June 30, 2023, have been prepared on behalf of the Trust and are unaudited. In the opinion of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2023 have been made.

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

Sprott ESG Gold ETF
Notes to unaudited financial statements

June 30, 2023

The Sponsor categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.

June 30, 2023	Level 1	Level 2	Level 3
	$	$	$
Investment in Gold	13,346,962	—	—
Total	13,346,962	—	—

December 31, 2022	Level 1	Level 2	Level 3
	$	$	$
Investment in Gold	12,686,189	—	—
Total	12,686,189	—	—

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

The Trust will issue and redeem Shares using unallocated gold. A gain (loss) is recognized based on the difference between the selling price and the average cost of the gold sold or redeemed on the trade date, and such amounts are reported as net realized gain (loss) from investment in gold sold. Gold transactions are recorded on the trade ate.

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

June 30, 2023

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

Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Transfer Agent will report the Trust’s income, expenses, gains, and losses to the Internal Revenue Service on that basis. At June 30, 2023, there was no “flow through” to the Shareholders.

3. Investment in Gold

The following represents the changes in fine ounces of gold and the respective fair value for the six months ended June 30, 2023:

	Ounces	Amount
		$
Balance at December 31, 2022	7,000	12,686,189
Gold contributed for the subscription of Shares	—	—
Gold distributed for the redemption of Shares	—	—
Gold sold to pay expenses	(20)	(39,854)
Net realized gain (loss) from investment in gold sold to pay expenses	—	4,446
Net change in unrealized appreciation (depreciation) on investment in gold	—	696,181
Balance at June 30, 2023	6,980	13,346,962

The following represents the changes in fine ounces of gold and the respective fair value for the period from July 19, 2022 to December 31, 2022:

	Ounces	Amount
		$
Balance at July 19, 2022*	2,000	3,426,100
Gold contributed for the subscription of Shares	5,000	8,881,241
Gold distributed for the redemption of Shares	—	—
Gold sold to pay expenses	—	—
Net realized gain (loss) from investment in gold sold to pay expenses	—	—
Net change in unrealized appreciation (depreciation) on investment in gold	—	378,848
Balance at December 31, 2022	7,000	12,686,189

*	The Trust’s operations commenced on July 19, 2022

Sprott ESG Gold ETF
Notes to unaudited financial statements

June 30, 2023

4. Related Parties

The Sponsor is a related party of the Trust. The Marketing Agent and Adviser are affiliates of the Sponsor. All expenses to the affiliates, the Mint, the Cash Custodian, the Administrator, and the Transfer Agent are paid through the Sponsor’s fee.

The Trust considers the entity of SII Investment LP, a controlled subsidiary of the Sponsor, to be a related party of the Trust. As of June 30, 2023, 282,200 Shares of the Trust were held by the related party.

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

The Trustee and any of the officers, directors, affiliates, employees and agents of the Trustee shall be indemnified by the Trust and held harmless against any loss, damage, liability (including liability under state or federal securities laws), claim, action, suit, cost, expense, disbursement(including the reasonable fees and expenses of counsel generally and in connection with its enforcement of its indemnification rights), tax or penalty of any kind and nature whatsoever, to the extent arising out of, imposed upon or asserted at any time against such indemnified person in connection with the execution or delivery of the Trust Agreement, the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that (i) the Trust shall not be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence related to the express duties of the Trustee, and (ii) any such indemnification will be recoverable only from the assets of the Trust. The obligations of the Trust to indemnify such indemnified persons under the Trust Agreement shall survive the resignation or removal of the Trustee and the termination of the Trust Agreement. Any indemnifiable amounts payable to such indemnified persons may be payable in advance or shall be secured by a lien on the Trust.

Sprott ESG Gold ETF
Notes to unaudited financial statements

June 30, 2023

7. Subsequent Events

Management has evaluated subsequent events for possible recognition or disclosure in the financial statements through the date the financial statements are issued and noted no items requiring adjustments of the financial statements or additional disclosures.

Sprott ESG Gold ETFJune 30, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Sprott ESG Gold ETFJune 30, 2023

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

Results of Operations

For the three months ended June 30, 2023

For the three months ended June 30, 2023, 0 Shares were issued in exchange for cash that was used to purchase 0 fine ounces of gold. The Trust’s NAV per Share ended the period at $38.12 compared to $39.50 at March 31, 2023. The decrease in NAV per Share was due to a lower price of gold of $1,912.25 per ounce at period end, which represented a decrease of (3.41)% from $1,979.70 per ounce at March 31, 2023.

The change in net assets from operations for the three months ended June 30, 2023 was -$483,877, which was due to the Sponsor’s fee of $13,078 and a net realized and unrealized loss of -$470,799 from operations. Net realized and unrealized loss from operations of -$470,799 was due to net realized gains (losses) on redemptions and sales of gold bullion of $4,446 and a change in unrealized gains (losses) on gold bullion of -$475,245. Other than the Sponsor’s fee, the Trust had no expenses during the period ended June 30, 2023.

For the six months ended June 30, 2023

For the six months ended June 30, 2023, 0 Shares were issued in exchange for cash that was used to purchase 0 fine ounces of gold. The Trust’s NAV per Share ended the period at $38.12 compared to $36.19 at December 31, 2022. The increase in NAV per Share was due to a higher price of gold of $1,912.25 per ounce at period end, which represented an increase of 5.51% from $1,812.35 per ounce at December 31, 2022.

The change in net assets from operations for the six months ended June 30, 2023 was $675,207, which was due to the Sponsor’s fee of $25,420 and a net realized and unrealized gain of $700,627 from operations. Net realized and unrealized gain from operations of $700,627 was due to net realized gains (losses) on redemptions and sales of gold bullion of $4,446 and a change in unrealized gains (losses) on gold bullion of $696,181. Other than the Sponsor’s fee, the Trust had no expenses during the period ended June 30, 2023.

At June 30, 2023, the Custodian held 6,980 ounces of gold on behalf of the Trust in its vault, with a market value of $13,346,962 (cost: $12,271,933) based on the LBMA PM Gold Price at period end.

Sprott ESG Gold ETFJune 30, 2023

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw temporary held cash received from the sale of gold, to pay the Sponsor’s fee. At June 30, 2023, the Trust did not have a cash balance.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

The average, high, low and end-of-period gold prices for the period from July 19, 2022 through June 30, 2023, based on the LMBA PM Gold Price (if no LBMA PM Gold Price is available, the LMBA AM Gold Price on the corresponding date was used) were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
July 19, 2022 to September 30, 2022	$1,725.21	$1,796.70	August 11, 2022	$1,634.30	September 27, 2022	$1,671.75	September 30, 2022
October 1, 2022 to December 31, 2022	$1,727.24	$1,823.55	December 13, 2022	$1,628.75	November 03, 2022	$1,812.35	December 30, 2022
January 1, 2023 to March 31, 2023	$1,889.92	$1,993.80	March 24, 2023	$1,810.95	February 24, 2023	$1,979.70	March 31, 2023
April 1, 2023 to June 30, 2023	$1,975.93	$2,048.45	April 13, 2023	$1,899.60	June 29, 2023	$1,912.25	June 30, 2023

(1)The end of period gold price is the LBMA PM Gold price (if no LBMA PM Gold Price is available, the LMBA AM Gold Price on the corresponding date is used) on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

Sprott ESG Gold ETFJune 30, 2023

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

Sprott ESG Gold ETFJune 30, 2023

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 0 Creation Units (comprising 0 Shares) during the three months ended June 30, 2023. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
$
April 1, 2023 to April 30, 2023	—	—
May 1, 2023 to May 31, 2023	—	—
June 1, 2023 to June 30, 2023	—	—
Total	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

www.sprott.com

10221367 10/22_SAM_C_SESG

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

Date: August 11, 2023

*The registrant is a trust and the person is signing in his capacity as an officer of Sprott Asset Management LP, the Sponsor of the Registrant.