Form 10-Q
period 2023-09-30
Sprott ESG Gold ETF
filed 2023-11-09
CIK 1837824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ⬜ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ⬜ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	⬜	Accelerated Filer	⬜
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ⬜ Yes ☒ No

The registrant had 100,000 outstanding shares as of November 2, 2023.

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

Interim Report to Unitholders

September 30, 2023

Sprott ESG Gold ETF (NYSE Arca: SESG)

Sprott ESG Gold ETF

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sprott ESG Gold ETF
Index to Financial Statements

Sprott ESG Gold ETF

Statements of Assets and Liabilities

	As at September 30, 2023 (unaudited)	As at December 31, 2022
	$	$
Assets
Investment in gold, at fair value (cost $14,168,673 and $12,307,341, respectively)	14,906,443	12,686,189
Total assets	14,906,443	12,686,189

Liabilities
Sponsor’s fee payable	4,770	18,676
Total liabilities	4,770	18,676

Net assets	14,901,673	12,667,513

Pricing of Shares
Net assets	$14,901,673	$12,667,513
Shares issued and outstanding(1)	400,000	350,000
Net asset value per Share	$37.25	$36.19
(1)	No par value, unlimited amount authorized.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Schedules of Investment

As at September 30, 2023 (unaudited)	Ounces	Cost	Fair Value	% of Net Assets
		$	$
Investment in gold	7,969	14,168,673	14,906,443	100.03%
Total investment		14,168,673	14,906,443	100.03%
Liabilities in excess of other assets			(4,770)	(0.03)%
Net assets			14,901,673	100.00%

As at December 31, 2022	Ounces	Cost	Fair Value	% of Net Assets
		$	$
Investment in gold	7,000	12,307,341	12,686,189	100.15%
Total investment		12,307,341	12,686,189	100.15%
Liabilities in excess of other assets			(18,676)	(0.15)%
Net assets			12,667,513	100.00%

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Statements of Operations

	For the three months ended September 30, 2023 (unaudited)	For the nine months ended September 30, 2023 (unaudited)	For the period from July 19, 2022(1) to September 30, 2022(2) (unaudited)
	$	$	$
Income
Net realized gains (losses) on redemptions and sales of gold bullion	1,216	5,662	—
Change in unrealized gains (losses) on investment in gold bullion	(337,259)	358,922	(605,332)
	(336,043)	364,584	(605,332)

Expenses
Sponsor’s fee	13,818	39,238	7,102
Total expenses	13,818	39,238	7,102
Net income (loss)	(349,861)	325,346	(612,434)

Net income (loss) per Share	$(0.93)	$0.91	$(2.11)
Weighted average number of Shares	376,087	358,791	289,865
(1)	Commencement of operations.
(2)	Period from July 19, 2022 to September 30, 2022 is presented for comparative purposes since the Trust’s operations commenced on July 19, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Statements of Changes in Net Assets

	For the three months ended September 30, 2023 (unaudited)	For the nine months ended September 30, 2023 (unaudited)	For the period from July 19, 2022(1) to September 30, 2022(2) (unaudited)
	$	$	$
Operations
Net investment income (loss)	(13,818)	(39,238)	(7,102)
Net realized gains (losses) on redemptions and sales of gold bullion	1,216	5,662	—
Change in unrealized gains (losses) on gold bullion	(337,259)	358,922	(605,332)

Capital Share Transactions
Creation of 50,000, 50,000 and 250,000 Shares, respectively	1,908,814	1,908,814	8,881,241
Redemption of –, – and – Shares, respectively	—	—	—

Net assets
Net assets, beginning of period	13,342,720	12,667,513	3,426,100 (3)
Net assets, end of period	14,901,673	14,901,673	11,694,907
(1)	Commencement of operations.
(2)	Period from July 19, 2022 to September 30, 2022 is presented for comparative purposes since the Trust’s operations commenced on July 19, 2022.
(3)	The amount represents the initial seed creation on July 19, 2022.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF

Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended September 30, 2023 (unaudited)	For the nine months ended September 30, 2023 (unaudited)	For the period from July 19, 2022(1) to September 30, 2022(2) (unaudited)
	$	$	$
Net asset value, beginning of period	38.12	36.19	34.26 (3)
Increase (decrease) from investment operations:
Net investment income (loss)(4)	(0.04)	(0.11)	(0.02)
Net realized and unrealized gain (loss)	(0.83)	1.17	(0.83)
Total increase (decrease) from operations	(0.87)	1.06	(0.85)
Net asset value, end of period	37.25	37.25	33.41
Total return, at net asset value(5)	(2.28)%	2.93%	(2.48)%

Ratio to average net assets(6)
Net investment income (loss)	(0.38)%	(0.38)%	(0.38)%
Expenses	0.38%	0.38%	0.38%
(1)	Commencement of operations.
(2)	Period from July 19, 2022 to September 30, 2022 is presented for comparative purposes since the Trust’s operations commenced on July 19, 2022.
(3)	The amount represents the initial seed creation and the NAV at which the initial shares were acquired on July 19, 2022.
(4)	Calculated using the average shares outstanding method.
(5)	The total return at net asset value is based on the change in net asset value of a share during the period. An investor’s return and ratios may vary based on the timing of capital transactions. Total return for the period is not annualized.
(6)	Annualized.

See notes to the unaudited financial statements.

Sprott ESG Gold ETF
Notes to unaudited financial statements

September 30, 2023

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

Sprott ESG Gold ETF
Notes to unaudited financial statementsSeptember 30, 2023

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

The statements of assets and liabilities and schedules of investment at September 30, 2023, and the statements of operations and of changes in net assets for the three months and nine months ended September 30, 2023, have been prepared on behalf of the Trust and are unaudited. In the opinion of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2023 have been made.

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

Sprott ESG Gold ETF
Notes to unaudited financial statementsSeptember 30, 2023

The Sponsor categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.

September 30, 2023	Level 1	Level 2	Level 3
	$	$	$
Investment in Gold	14,906,443	—	—
Total	14,906,443	—	—

December 31, 2022	Level 1	Level 2	Level 3
	$	$	$
Investment in Gold	12,686,189	—	—
Total	12,686,189	—	—

Expenses and Gain (Loss) Recognition

The Trust pays the Sponsor a fee that will accrue daily at an annualized rate equal to 0.38% of the daily NAV of the Trust, paid monthly in arrears (the “Sponsor’s fee”). The Sponsor’s fee is accrued in and payable in U.S. dollars. The Sponsor’s fee may be paid in cash or in kind in an amount of unallocated gold valued in the same way as such Trust’s gold is valued for purposes of calculating the Trust’s NAV. Effective November 10, 2023, in advance of the Trust’s anticipated liquidation, the Sponsor will cease charging the Sponsor’s fee.

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

Sprott ESG Gold ETF
Notes to unaudited financial statementsSeptember 30, 2023

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

Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Transfer Agent will report the Trust’s income, expenses, gains, and losses to the Internal Revenue Service on that basis. At September 30, 2023, there was no “flow through” to the Shareholders.

3. Investment in Gold

The following represents the changes in fine ounces of gold and the respective fair value for nine months ended September 30, 2023:

	Ounces	Amount
		$
Balance at December 31, 2022	7,000	12,686,189
Gold contributed for the subscription of Shares	996	1,908,814
Gold distributed for the redemption of Shares	—	—
Gold sold to pay expenses	(27)	(53,144)
Net realized gain (loss) from investment in gold sold to pay expenses	—	5,662
Net change in unrealized appreciation (depreciation) on investment in gold	—	358,922
Balance at September 30, 2023	7,969	14,906,443

The following represents the changes in fine ounces of gold and the respective fair value for the period from July 19, 2022 to December 31, 2022:

	Ounces	Amount
		$
Balance at July 19, 2022*	2,000	3,426,100
Gold contributed for the subscription of Shares	5,000	8,881,241
Gold distributed for the redemption of Shares	—	—
Gold sold to pay expenses	—	—
Net realized gain (loss) from investment in gold sold to pay expenses	—	—
Net change in unrealized appreciation (depreciation) on investment in gold	—	378,848
Balance at December 31, 2022	7,000	12,686,189
*	The Trust’s operations commenced on July 19, 2022

Sprott ESG Gold ETF
Notes to unaudited financial statementsSeptember 30, 2023

4. Related Parties

The Sponsor is a related party of the Trust. The Marketing Agent and Adviser are affiliates of the Sponsor. All expenses to the affiliates, the Mint, the Cash Custodian, the Administrator, and the Transfer Agent are paid through the Sponsor’s fee.

The Trust considers the entity of SII Investment LP, a controlled subsidiary of the Sponsor, to be a related party of the Trust. As of September 30, 2023, 282,200 Shares of the Trust were held by the related party.

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

Sprott ESG Gold ETF
Notes to unaudited financial statementsSeptember 30, 2023

7. Subsequent Events

On September 19, 2023, the Sponsor notified the NYSE Arca, Inc. (the “NYSE Arca”) that it had determined to voluntarily close, delist, liquidate the Trust’s Shares and withdraw the Shares from registration under the Exchange Act. The Trust will cease accepting creation and redemption orders following the close of regular trading on NYSE Arca on November 9, 2023 and trading of the Trust’s Shares on the NYSE Arca will cease prior to the open of the NYSE Arca on November 10, 2023. The Trust expects that NYSE Arca will file a Form 25 with the Commission on or about November 17, 2023, and the Trust will calculate its final net asset value on or about November 16, 2023.

Sprott ESG Gold ETF
September 30, 2023

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
September 30, 2023

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

Results of Operations

For the three months ended September 30, 2023

For the three months ended September 30, 2023, 50,000 shares were issued in exchange for cash that was used to purchase 996 fine ounces of gold. The Trust’s NAV per Share ended the period at $37.25 compared to $38.12 at June 30, 2023. The decrease in NAV per Share was due to a lower price of gold of $1,870.50 per ounce at period end, which represented a decrease of 2.18% from $1,912.25 per ounce at June 30, 2023.

The change in net assets from operations for the three months ended September 30, 2023 was -$349,861, which was due to the Sponsor’s fee of $13,818 and a net realized and unrealized loss of -$336,043 from operations. Net realized and unrealized loss from operations of -$336,043 was due to net realized gains (losses) on redemptions and sales of gold bullion of $1,216 and a change in unrealized gains (losses) on gold bullion of -$337,259. Other than the Sponsor’s fee, the Trust had no expenses during the period ended September 30, 2023.

For the nine months ended September 30, 2023

For the nine months ended September 30, 2023, 50,000 shares were issued in exchange for cash that was used to purchase 996 fine ounces of gold. The Trust’s NAV per Share ended the period at $37.25 compared to $36.19 at December 31, 2022. The increase in NAV per Share was due to a higher price of gold of $1,870.50 per ounce at period end, which represented an increase of 3.21% from $1,812.35 per ounce at December 31, 2022.

The change in net assets from operations for the nine months ended September 30, 2023 was $325,346, which was due to the Sponsor’s fee of $39,238 and a net realized and unrealized gain of $364,584 from operations. Net realized and unrealized gain from operations of $364,584 was due to net realized gains (losses) on redemptions and sales of gold bullion of $5,662 and a change in unrealized gains (losses) on gold bullion of $358,922. Other than the Sponsor’s fee, the Trust had no expenses during the period ended September 30, 2023.

At September 30, 2023, the Custodian held 7,969 ounces of gold on behalf of the Trust in its vault, with a market value of $14,906,443 (cost:$14,168,673) based on the LBMA PM Gold Price at period end.

Sprott ESG Gold ETF
September 30, 2023

For the period from July 19, 2022 to September 30, 2022

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

The change in net assets from operations for the period ended September 30, 2022 was -$612,434, which was due to (i) the Sponsor’s fee of $7,102 and (ii) a net realized and unrealized loss of $605,332 from operations, which in turn resulted from a net change in unrealized depreciation on investments in gold bullion of $605,332. Other than the Sponsor’s fee, the Trust had no expenses during the period ended September 30, 2022.

At September 30, 2022, the Custodian held 7,000 ounces of gold on behalf of the Trust in its vault, with a market value of $11,702,009 (cost:$12,307,341) based on the LBMA PM Gold Price at period end.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Administrator, acting pursuant to instructions from the Sponsor, will direct the Cash Custodian to withdraw temporary held cash received from the sale of gold, to pay the Sponsor’s fee. At September 30, 2023, the Trust did not have a cash balance.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

Sprott ESG Gold ETF
September 30, 2023

The average, high, low and end-of-period gold prices for the period from July 19, 2022 through September 30, 2023, based on the LMBA PM Gold Price (if no LBMA PM Gold Price is available, the LMBA AM Gold Price on the corresponding date was used) were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
July 19, 2022 to September 30, 2022	$1,725.21	$1,796.70	August 11, 2022	$1,634.30	September 27, 2022	$1,671.75	September 30, 2022
October 1, 2022 to December 31, 2022	$1,727.24	$1,823.55	December 13, 2022	$1,628.75	November 03, 2022	$1,812.35	December 30, 2022
January 1, 2023 to March 31, 2023	$1,889.92	$1,993.80	March 24, 2023	$1,810.95	February 24, 2023	$1,979.70	March 31, 2023
April 1, 2023 to June 30, 2023	$1,975.93	$2,048.45	April 13, 2023	$1,899.60	June 29, 2023	$1,912.25	June 30, 2023
July 1, 2023 to September 29, 2023	$1,928.48	$1,976.10	July 20, 2023	$1,870.50	September 29, 2023	$1,870.50	September 29, 2023

(l)The end of period gold price is the LBMA PM Gold Price (if no LBMA PM Gold Price is available, the LMBA AM Gold Price on the corresponding date is used) on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

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
September 30, 2023

Part II. OTHER INFORMATION.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 0 Creation Units (comprising 0 Shares) during the three months ended September 30, 2023. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
$
July 1, 2023 to July 31, 2023	—	—
August 1, 2023 to August 31, 2023	—	—
September 1, 2023 to September 30, 2023	—	—
Total	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2023.

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
Varinder Bhathal
Chief Financial Officer
(serving in the capacity of principal financial officer and principal accounting officer)

Date: November 9, 2023

* The registrant is a trust and the person is signing in his capacity as an officer of Sprott Asset Management LP, the Sponsor of the Registrant.